Form 10-Q
period 2009-03-31
Resource Real Estate Investors 6 LP
filed 2009-07-10
CIK 1414964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-149881

RESOURCE REAL ESTATE INVESTORS 6, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	37-1548084 (I.R.S. Employer Identification No.)
One Crescent Drive, Suite 203 Navy Yard Corporate Center Philadelphia, PA (Address of principal executive offices)	19112 (Zip Code)
Registrant’s telephone number, including area code:	(215) 231-7050

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

RESOURCE REAL ESTATE INVESTORS 6, L.P.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.                      FINANCIAL INFORMATION

Item 1.                Financial Statements

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Rental property, at cost
Land	$7,430	$7,430
Buildings and improvements	56,063	55,650
Personal property	984	818
Construction in progress	316	540
	64,793	64,438
Accumulated depreciation and amortization	(4,283)	(3,594)
	60,510	60,844

Cash	7,069	8,227
Restricted cash	822	1,461
Tenant receivables, net	18	49
Insurance proceeds receivable	−	100
Loans held for investment, net	2,541	2,592
Prepaid expenses and other assets	210	216
Deferred financing costs, net	1,900	1,954
	$73,070	$75,443

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$45,274	$45,274
Accounts payable and accrued expenses	710	1,744
Accrued interest expense	201	202
Accounts payable – related parties	754	622
Prepaid rent	120	191
Security deposits	127	104
Total liabilities	47,186	48,137

Partners’ capital	25,884	27,306

Total liabilities and partners’ capital	$73,070	$75,443

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$1,806	$1,411
Interest income from loans held for investment	85	85
	1,891	1,496

Expenses:
Rental operating	1,079	573
Management fees – related parties	184	145
General and administrative	242	70
Depreciation and amortization	689	745
Total expenses	2,194	1,533
Loss before other (expense) income	(303)	(37)

Other (expense) income:
Interest expense	(639)	(482)
Interest income	14	7
Net loss	$(928)	$(512)

Weighted average number of limited partner units outstanding	3,713,492	1,550,247

Net loss per weighted average limited partner unit	$(0.25)	$(0.33)

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners		Total
	Amount	Units	Amounts	Amount
Balance at January 1, 2009	$1	3,713,492	$27,305	$27,306
Capital distributions	−	−	(494)	(494)
Net loss	−	−	(928)	(928)
Balance at March 31, 2009	$1	3,713,492	$25,883	$25,884

The accompanying notes are an integral part of this consolidated financial statement.

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(928)	$(512)
Adjustments to reconcile net loss to net cash (used in) provided byoperating activities:
Depreciation and amortization	689	745
Amortization of deferred financing costs	54	40
Accretion of discount and direct loan fees and costs	(7)	(6)
Provision for loan losses	58	−
Changes in operating assets and liabilities:
Restricted cash	639	(109)
Tenant receivables	31	(88)
Prepaid expense and other assets	6	42
Insurance proceeds receivable	100	−
Accounts payable and accrued expenses	(1,034)	241
Accounts payable − related party	132	3,119
Accrued interest expense	(1)	202
Prepaid rent	(71)	62
Security deposits	23	4
Net cash (used in) provided by operating activities	(309)	3,740

Cash flows from investing activities:
Property acquisitions	−	(13,272)
Capital expenditures	(355)	(43)
Net cash used in investing activities	(355)	(13,315)

Cash flows from financing activities:
Advance from related party	−	7
Capital contributions	−	11,239
Offering costs	−	(1,335)
Distributions to partners	(494)	(152)
Net cash (used in) provided by financing activities	(494)	9,759

Net (decrease) increase in cash	(1,158)	184
Cash at beginning of period	8,227	1,460
Cash at end of period	$7,069	$1,644

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates or invests in multifamily residential properties located throughout the United States.  The Partnership also invests in subordinated notes secured by multifamily residential properties.  R-6 was formed on July 26, 2007 and commenced operations on October 1, 2007.  The offering was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or “the GP”) is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.0% limited partnership interest in the Partnership at both March 31, 2009 and December 31, 2008.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.

The Partnership will continue until July 30, 2015, unless terminated earlier in accordance with the First Amended and Restated Agreement of Limited Partnership (the “Agreement”).  The GP has the right to extend the Partnership term for a one year period following the initial termination date and any extension term, provided that all such extensions may not exceed two years in the aggregate.
The Agreement provides that income shall be allocated as follows: first, to the Partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts; second, to the Partners in proportion to the allocations of Distributable Cash (as defined in the Agreement); and third, 100% to the Limited Partners (“LPs”).  All losses shall be allocated as follows: first, 100% to the LPs until the LPs have been allocated losses equal to the excess, if any, of their aggregate capital account balances over their aggregate Adjusted Capital Contributions (as defined in the Agreement); second, to the Partners in proportion to and to the extent of their respective remaining positive capital account balances, if any; and third, 100% to the LPs.

Distributable cash from operations, payable monthly, as determined by the GP, is first allocated 100% to the LPs until all LPs have received their Priority Return (as defined in the Agreement); thereafter, 80% to the LPs and 20% to the GP.

Distributable cash from capital transactions, as determined by the GP, is first allocated 100% to the LPs until the LPs have received their Priority Return; second, 100% to the LP’s until their Adjusted Capital Contributions have been reduced to zero; and thereafter, 80% to the LPs and 20% to the GP.

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Registration Statement on Form 10 for the year ended December 31, 2008.  The results of operations for the three months ended March 31, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2009
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, as follows:

Subsidiary	Apartment Complex	Leverage Ratio (1)	Number of Units	Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	Memorial Towers	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	Villas at Henderson Pass	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	Coach Lantern	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	Foxcroft	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	Park Hill	56%	288	San Antonio, Texas

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The Partnership owns a 100% interest in RRE Funding II, LLC (“Funding”), which owns three mezzanine notes with a combined face value of $2.9 million.

All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Partnership estimates the allowance for uncollectible receivables and loan losses and adjusts the balance quarterly.  Actual results could differ from those estimates.

Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2009 and 2008, the Partnership paid $586,000 and $320,000, respectively, in cash, for interest.  For additional supplemental cash flow information, see Note 3.

Deferred Financing Costs

Costs incurred to obtain financing have been capitalized and are being amortized over the term of the related debt using the effective yield method.

Income Taxes

Income taxes or credits resulting from earnings or losses are payable by or accrue to the benefit of the partners; accordingly, no provision has been made for income taxes in these consolidated financial statements.

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2009
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition

Revenue is primarily derived from the rental of residential housing units with lease agreement terms of approximately twelve months.  The Partnership recognizes revenue in the period that rent is earned, which is on a monthly basis.

The Partnership follows Statement of Financial Accounting Standards (“SFAS”) 13, “Accounting for Leases,” which requires that rent be recognized as income on a straight-line basis over the term of the lease for leases with varying rental payments.  The Partnership also follows EITF 88-3:  “Rental Concessions Provided by Landlord” which requires that any incentives included in the lease should also be amortized on a straight-line basis over the term of the lease.

Loans Held for Investment, net

The Partnership recognizes revenue from the loans held for investment as interest income using the effective yield method.

The Partnership follows SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” which states that the initial investment in a purchased loan shall include the amount paid to the seller plus any fees.  The initial investment frequently differs from the related loan’s principal amount at the date of purchase.  The difference must be recognized as an adjustment of the yield over the life of the loan.

The Partnership initially records its loans at their purchase price, and subsequently accounts for them based on their outstanding principal plus or minus any unamortized premiums or discounts.

Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts.  Premiums and discounts are amortized or accreted into income using the effective yield method.  When the Partnership purchases a loan or pool of loans at a discount, it considers the provisions of American Institute of Certified Public Accountants Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” to evaluate whether all or a portion of the discount represents accretable yield.  If a loan with a premium or discount is prepaid, the Partnership immediately recognizes the unamortized portion as a decrease or increase to interest income.

The Partnership considers a loan to be impaired when, based on current information and events, management believes it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on market price, if available; the fair value of the collateral less estimated disposition costs; or the present value of estimated cash flows.  We also utilize the cost recovery method for loans when appropriate under the circumstances.

The Partnership considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors that may affect the value of loans and real estate.  The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing.  Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms.  In addition, the Partnership continuously monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues.  An impaired real estate loan may remain on accrual status during the period in which the Partnership is pursuing repayment of the loan; however, the loan would be placed on non-accrual status at such time as either (1) management believes that contractual debt service payments will not be met; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (4) 97% of the net realizable value of the loan’s underlying collateral approximates the Partnership’s carrying value of such loan.  While on non-accrual status, the Partnership recognizes interest income only when an actual payment is received.

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2009
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Loans Held for Investment, net – (Continued)

For the three month period ended March 31, 2009, a $58,000 provision for loan losses was recorded and is included in general and administrative expense on the consolidated statements of operations.  No such provision was deemed necessary for the three month period ended March 31, 2008.  At March 31, 2009 and 2008, the allowance was approximately $58,000 and $0, respectively.

Long-Lived Assets

The Partnership follows SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  There was no impairment loss for the three months ended March 31, 2009 and 2008, respectively.

Rental Property

Rental property is carried at cost, net of accumulated depreciation.  Cost for acquired assets includes the purchase price and closing costs.  Buildings and improvements and personal property are depreciated for financial reporting purposes on the straight-line method over their estimated useful lives.  The value of in place leases is amortized over twelve months on a straight line basis.  For income tax reporting purposes, the Partnership uses the Modified Accelerated Cost Recovery System.  Useful lives used for calculating depreciation for financial reporting purposes are as follows:

Buildings and improvements	27.5 years
Personal property	3 - 15 years

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising expenses totaled $45,261 and $21,907 for the three months ended March 31, 2009 and 2008, respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash.  At March 31, 2009, the Partnership had $7,221,061 of deposits at various banks, of which $5,378,345 was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

Tenant Receivables, net

The majority of the Partnership’s receivables are due from tenants.  Tenant receivables are stated in the financial statement at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At both March 31, 2009 and December 31, 2008, $1,000 is included in the allowance for uncollectible receivables.

Accounting Standards Issued But Not Yet Effective

Subsequent Events.  In May 2009, the Financial Accounting Standards Board (‘FASB”) issued SFAS 165, “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Partnership does not expect the adoption of SFAS 165 will have a material impact on its consolidated financial statements.

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2009
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Accounting Standards Issued But Not Yet Effective – (Continued)

Measurements in Inactive and Distressed Markets.  In April 2009, the FASB issued the following new accounting standards related to fair value and other-than-temporary impairment:  FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP FAS 157-4”).  This pronouncement provides guidelines for making fair value measurements more consistent, additional guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The Partnership is currently determining the effect, if any, that the adoption of SFAS 157 will have on its consolidated financial statements.

Fair Value of Financial Instruments.  In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP also amends APB 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information for interim reporting periods.  In addition, APB 28-1 requires an entity to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of position, as required by SFAS 107.  FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ended after June 30, 2009.  The Partnership is currently evaluating the potential impact of adopting FSP FAS 107-1 and APB 28-1.

GAAP Hierarchy.  In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement will be effective 60 days following the approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  The Partnership does not expect the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

Newly Adopted Accounting Principles

Fair Value Measurements in Inactive and Distressed Markets.  In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market that is Not Active.”  FSP 157-3 clarifies the application of SFAS 157 “Fair Value Measurements,” in an inactive market.  The provisions of FSP 157-3 were effective immediately and adoption had no impact on the Partnership’s consolidated financial statements.

Fair Value Measurements. In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The Partnership has elected not to apply SFAS 159 to any of its existing assets or liabilities.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides guidance on measuring the fair value of assets and liabilities except as amended by FSP FAS 157-1 and FSP FAS 157-3 as previously described.  SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also requires additional disclosures in both annual and quarterly reports.  The adoption of SFAS 157 by the Partnership did not have a material effect on the consolidated financial statements.

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2009
(unaudited)

NOTE 3 − ACQUISITIONS

The cost of properties acquired is allocated to net tangible assets based on relative fair values in accordance with SFAS 141, “Business Combinations.”  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data, as well as information obtained about each property as a result of due diligence, marketing and leasing activities.

The following tables present the purchase price allocation to the assets and liabilities assumed, based on the fair values at the date of acquisition (in thousands):

Property	Date Acquired	Purchase Price
Park Hill	02/29/08	$15,329
Coach Lantern	01/29/08	$11,166
Foxcroft	01/29/08	$12,335

	Park Hill	Coach Lantern	Foxcroft
Land and buildings	$14,900	$10,800	$12,000
Acquisition costs	429	366	335
Purchase price	15,329	11,166	12,335

Mortgage notes payable	(10,430)	(7,884)	(8,760)
Financing costs	564	321	416
Escrowed funds and advances	551	46	66
Other liabilities and assets assumed, net	(49)	65	83
Cash paid for property acquisitions	5,965	3,714	4,140
Less deposits paid in the prior year	(270)	(131)	(146)
Cash paid	$5,695	$3,583	$3,994

A portion of the purchase price above was allocated to the value of in place leases in accordance with SFAS 141 as follows (in thousands):

Park Hill	Coach Lantern	Foxcroft
$470	$286	$212

NOTE 4 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components restricted cash follows (in thousands):

	Real Estate Taxes	Insurance	Capital Improvements	Total
March 31, 2009 (unaudited)	$180	$130	$512	$822

December 31, 2008	$763	$124	$574	$1,461

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2009
(unaudited)

NOTE 5 − LOANS HELD FOR INVESTMENT, NET

A summary of loans held for investment, net at March 31, 2009 follows (in thousands):

	Acacia	Hillwood	Southern Cove	Totals
Loan principal	$2,000	$400	$500	$2,900
Discount	(400)	(40)	(10)	(450)
Direct loan fees and costs	79	18	24	121
Accumulated amortization and accretion, net	27	2	(1)	28
Allowance for loan losses	(58)	-	-	(58)
Carrying amount of loan	$1,648	$380	$513	$2,541

A summary of loans held for investment, net at December 31, 2008 follows (in thousands):

	Acacia	Hillwood	Southern Cove	Totals
Loan principal	$2,000	$400	$500	$2,900
Discount	(400)	(40)	(10)	(450)
Direct loan fees and costs	79	18	24	121
Accumulated amortization and accretion, net	20	2	(1)	21
Carrying amount of loan	$1,699	$380	$513	$2,592

All loans are interest only through maturity.  At March 31, 2009 and December 31, 2008, the loans were current with respect to the scheduled payments of interest.

In June 2009, one of the loans became delinquent.  This loan was placed on non-accrual and the Partnership is discussing options to resolve the issue with the borrower.

	Acacia	Hillwood	Southern Cove
Maturity date	08/11/16	01/08/17	05/08/17
Interest rate	10.27%	10.97%	12.75%
Average monthly payment	$17,952	$3,799	$5,313

NOTE 6 – DEFERRED FINANCING COSTS

Accumulated amortization with respect to the Partnership’s real properties as of March 31, 2009 and December 31, 2008 was $227,000 and $173,000, respectively.  Estimated amortization expense with respect to existing deferred financing costs for the years ending March 31 and thereafter is as follows (in thousands):

2010	$220
2011	232
2012	244
2013	257
2014	330
Thereafter	617
$1,900

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2009
(unaudited)

NOTE 7 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except dates and percentages):

				Average
			Annual	Monthly
		Maturity	Interest	Debt
Property	Balance	Date	Rate	Service
Park Hill Apartments	$10,430	03/01/2018	5.05%	$44	(1)
Foxcroft Apartments	8,760	02/01/2015	4.92%	36	(2)
Coach Lantern Apartments	7,884	02/01/2015	4.92%	32	(2)
Memorial Towers	7,400	01/01/2017	5.49%	34	(3)
Villas at Henderson Pass	10,800	01/01/2017	5.48%	49	(3)
Total	$45,274

(1)	Interest only through March 1, 2013; monthly payment including principal and interest, effective April 1, 2013.
(2)	Interest only through the maturity date.
(3)	Interest only through January 1, 2013; monthly payment including principal and interest, effective February 1, 2013

Annual principal payments on the mortgage notes payable for each of the next five years, and thereafter, ending March 31, are as follows (in thousands):

2010	$	−
2011		−
2012		−
2013		43
2014		379
Thereafter		44,852
		$45,274

The mortgage notes payable are with recourse only to the properties securing them subject to certain limited standard exceptions as defined in the mortgage notes, which the General Partner has guaranteed (“carveouts”).  These carveouts relate to the total debt and expire as the notes are paid down.

NOTE 8 – RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities, summarized in the following table (in thousands):

	March 31,	December 31,
	2009	2008
	(unaudited)
Payables due to related parties:
RCP	$420	$309
Resource Real Estate Management, LLC (“RREML”)	291	262
Resource Real Estate Management, Inc.	43	51
	$754	$622

Relationship with RCP.  During the three months ended March 31, 2008, R-6 borrowed $6.5 million from RCP to facilitate the purchase of two properties.  The note bore interest at the prime rate and was paid in full April 2008.  R-6 incurred interest expense of $49,833 for the period the note was outstanding.

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2009
(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS – (Continued)

RCP is entitled to receive a property acquisition fee equal to 1.75% of the purchase price of any property purchased by R-6 payable at the closing of the transaction.  Property acquisition fees paid by R-6 to RCP during the three months ended March 31, 2009 and 2008 totaled $0 and $750,000, respectively.  RCP is also entitled to receive a debt placement fee equal to 1.75% of the face amount of any financing obtained or assumed by R-6.  Debt placement fees paid by R-6 to RCP during the three months ended March 31, 2009 and 2008 totaled $0 and $474,000, respectively.

As the Partnership offered and sold its LP units, RCP was entitled to receive organization and offering expense reimbursements equal to 2.5% of the gross offering proceeds.  Organization and offering expense reimbursements earned by RCP during the three months ended March 31, 2009 and 2008 totaled $0 and $281,000, respectively.

RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LP’s of their Priority Return.  Investment management fees earned by RCP during the three months ended March 31, 2009 and 2008 totaled $82,000 and $70,000, respectively.  At March 31, 2009 and December 31, 2008, the LP’s had not received their Priority Return; therefore, $387,000 and $305,000, respectively, of investment management fees are included in accounts payable − related parties.

At March 31, 2009 and December 31, 2008, $33,000 and $3,900, respectively, was due to RCP for reimbursement of an advance to cover expenses and is included in accounts payable – related parties.

Relationship with RREML.  RREML is a wholly owned subsidiary of RCP, and is entitled to receive monthly property management fees equal to 5% of the gross operating revenues from R-6’s 100% owned properties, for managing or obtaining and supervising third party managers.  The total of all property management fees incurred by R-6 in the three months ended March 31, 2009 and 2008 was $87,000 and $73,000, respectively.  At March 31, 2009 and December 31, 2008, $247,000 and $233,000, respectively, were included in accounts payable-related parties.

RREML is also entitled to receive monthly debt management fees equal to 0.167% (2% per annum) of the gross offering proceeds that have been invested in loans held for investment.  The fee is payable from R-6’s operating revenue and is for monitoring the performance of R-6’s loans held for investment.  The total of all debt management fees incurred by R-6 in the three months ended March 31, 2009 and 2008 was $15,000.  At March 31, 2009 and December 31, 2008, $44,000 and $29,000, respectively, of accrued property management fees were included in accounts payable – related parties.

Relationship with Ledgewood, PC.  Until 1996, the Chairman of RAI was of counsel to the law firm Ledgewood PC (“Ledgewood”).  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, he receives certain payments from Ledgewood.  Until March 2006, a current executive of RAI was the managing member of Ledgewood.  This executive remained of counsel to Ledgewood through June 2007, at which time he became Executive Vice President of RAI.  In connection with his separation, this executive is entitled to receive payments from Ledgewood through 2013.  During the three months ended March 31, 2009 and 2008, the Partnership paid fees of $0 and $59,500, respectively, for legal services rendered by Ledgewood.

Relationship with Chadwick Securities, Inc.  A wholly owned subsidiary of RAI, Chadwick Securities, Inc., (“Chadwick”) was entitled to receive underwriting fees equal to 2% of the Gross Offering Proceeds, net of RCP’s LP interest.  Underwriting fees earned by Chadwick during the three months ended March 31, 2009 and 2008 totaled $0 and $214,575, respectively.

Chadwick also received a 7% commission on each unit sold, except for those units sold either to RCP, its officers, directors or affiliates.  Commissions totaling $0 and $731,754 were earned by Chadwick during the three months ended March 31, 2009 and 2008, respectively.  Chadwick subsequently paid these commissions to unrelated third party broker dealers.

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2009
(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS – (Continued)

Chadwick is also entitled to receive both a 0.5% nonaccountable marketing expense fee and a 0.5% nonaccountable due diligence fee on each unit sold, except for those units sold either to RCP, or to its officers, directors, or affiliates.  Fees earned by Chadwick during the three months ended March 31, 2009 and 2008 totaled $0 and $107,287, respectively

NOTE 9 – INSURANCE PROCEEDS

On September 13, 2008, a check valve failed causing substantial water damage to Memorial Towers.  The amount incurred to replace the damaged property totaled approximately $329,000 and was expensed in 2008, net of a   $100,000 advance which the insurance company issued in February 2009 to cover some of the expenses incurred to date.  In May 2009, the insurance company issued an additional $25,000 to cover additional expenses incurred.  As of March 31, 2009, a final agreement with the insurance company had not yet been reached.  The Partnership continues to negotiate with the insurance company to settle the claim, net of a $10,000 deductible.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION A RESULTS
             AND OPERATIONS (unaudited)

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Registration Statement on Form 10 for the year ended December 31, 2008.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

Overview

We are a Delaware limited partnership that was formed on July 26, 2007 and commenced operations on October 1, 2007.  Through wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties, located in Maine and Texas.  We also own and invest in, through a wholly own subsidiary, interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  We refer to our property investments as our Properties, our debt investments as our Real Estate Debt Investments and our Properties and Real Estate Debt Investments as, collectively, our Real Estate Investments.

During the period between October 1, 2007 and December 31, 2007, we raised $11.4 million through a private offering of our units of limited partnership interest, including approximately $541,000 contributed by the General Partner.  During the year ended December 31, 2008, an additional $25.4 million was raised including approximately $1.3 million contributed by the General Partner.  In total, the General Partner contributed $1.8 million for a 5% limited partner interest.  We have used the total capital raised of $36.8 million together with $45.3 million of mortgage financing with respect to our Properties to acquire all of our Real Estate Investments.

We generate our income from both the net revenues we receive from our Properties and from debt service payments made to us on our Real Estate Debt Investments.  We also may in the future generate funds from the sale or refinancing of our Properties or the sale or repayment of our Real Estate Debt Investments.  Because we acquired our Real Estate Investments in late 2007 and early 2008, we do not expect that we will sell or refinance our Properties or sell or receive any significant repayments of principal on our Real Estate Debt Investments for at least the next year.  While ongoing economic conditions in the United States and other countries have generally affected real estate, including significant reductions in real estate values and the values of debt instruments linked to real estate, we were not materially affected in 2007 or 2008 and the first quarter of 2009 because of the recent acquisition dates of our Real Estate Investments.  Should the current recession continue or intensify, we could experience lower occupancy and lower rental revenues, higher operating costs and increased financing costs which could harm our operations and financial condition and reduce the value of our Real Estate Investments.

Our operating results and cash flows from our Properties is affected by four principal factors:

•	occupancy rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.

As of March 31, 2009, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiary	Purchase Date	Leverage Ratio (1)	Number of Units	Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/07	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/07	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	01/29/08	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	01/29/08	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	02/29/08	56%	288	San Antonio, Texas
			822

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following table set forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
Apartment Complex	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Memorial Towers	94.6%	92.9%	$1.04	$1.02	81.0%	78.7%
Villas at Henderson Pass	95.2%	88.6%	$0.81	$0.80	66.5%	75.9%
Coach Lantern	91.3%	86.7%	$0.81	$0.83	52.4%	50.2%
Foxcroft	92.3%	88.5%	$0.82	$0.87	44.0%	44.2%
Park Hill	85.1%	74.0%	$0.62	$0.68	93.1%	80.6%

(1)	Number of occupied units divided by total unit adjusted for any unrentable units.
(2)	Average rental revenue divided by total rentable square footage.
(3)	Property operating expenses as a percentage of rental revenue.

We also own three subordinated notes through our 100% owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments, as follows (in thousands, except units):

Apartment complex	Face Value of Note	Carrying Value of Note	Interest Rate	Number of Units	Location
Acacia Park	$2,000	$1,648	10.27%	304	San Bernardino, California
Hillwood	$400	$380	10.97%	118	Montgomery, Alabama
Southern Cove	$500	$513	12.75%	100	Las Vegas, Nevada

Results of Operations

During the months of January and February 2008, we purchased three properties.  The principal differences in the result of operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 relate to our ownership of three of the properties for only a portion of the three months ended March 31, 2008.

Because we have owned our Properties for only a relatively short period of time, we have not experienced any material downward or upward trends in our operating expenses.  We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers, to seek best available pricing.

The amount of rental revenues from our Properties depends upon the occupancy rate.  Our Properties experienced an increase of approximately 6% in average occupancy rates during the three months ended March 31, 2009, with the average occupancy rate being 91.7% for the period.  The aggressive property programs that have been deployed by our Properties has lead to the increase including, in particular, our lease assurance program, our Lease Rent Optimizer, or LRO program and a substantial capital improvements program.  Under our lease assurance program, we are marketing our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renewal leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we expect to spend approximately $9.3 million in the next nine years for property improvements intended to appeal to tenants.  As we implement planned improvements to our Properties, we seek to cause our occupancy rates and our cash flow from operating activities to increase.  For the first five months of 2009, our average occupancy rate has increase to 93%.

The following table sets forth the unaudited results of our operations for the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

	March 31,		Increase (Decrease)
	2009	2008	Dollars	Percent
Revenues:
Rental income	$1,806	$1,411	$395	28%
Interest income from loans held for investment	85	85	-	-%
	1,891	1,496	337	23%
Expenses:
Rental operating	1,079	573	506	88%
Management fees – related party	184	145	39	27%
General and administrative	242	70	172	246%
Depreciation and amortization	689	745	(56)	(8)%
Total expenses	2,194	1,533	661	89%
Loss before other (expense) income	(303)	(37)	(266)	719%
Other (expense) income:
Interest expense	(639)	(482)	(157)	33%
Interest income	14	7	7	100%
Net loss	$(928)	$(512)	$(416)	81%
Weighted average number of limited partner units outstanding	3,713,492	1,550,247
Net loss per weighted average limited partner unit	$(0.25)	$(0.33)

Revenues – Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

We attribute this increase principally to the following:

•
$395,000 increase in rental income due to an increase in the number of days (455) the properties were owned during the three months ended March 31, 2009 as compared to the number of days (333) the properties were owned during the three months ended March 31, 2008, partially offset by an increase of $85,000 in tenant concession during the three months ended March 31, 2009.

Expenses – Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

We attributed this increase principally to the following:

•
a $506,000 increase in operating expenses as a result of a $100,000 increase in real estate taxes of all five properties.  The remainder of the increase including an $100,000 increase in payroll at one property is a result of the number of days (455) the properties were owed during the three months ended March 31, 2009 as compared to the number of days (333) the properties were owed during the three months ended March 31, 2008

•
a $172,000 increase in general and administrative fees primarily to an increase of $76,000 in professional fees at the fund level and a $58,000 provision for loan losses on a loan held for investment; and

•	$56,000 decrease in depreciation and amortization due to two properties fully depreciating certain assets; and

•
interest expense increased $157,000 to $639,000 for the three months ended March 31, 2009 from $482,000 for the three months ended March 31, 2008 due to the difference in the total number of days that the underlying debt was outstanding during the respective periods for the three properties acquired during the three months ended March 31, 2008.

Liquidity and Capital Resources

During 2007 and 2008, we raised a total of $36.8 million through the issuance of limited partnership interests, including $1.8 million from our General Partner.  The funds were used to purchase five properties and three subordinated notes, which completes our asset acquisition phase.

The following table sets forth our sources and uses of cash (in thousands) (unaudited):

	March 31,
	2009	2008
(Used in) provided by operating activities	$(309)	$3,740
Used in investing activities	(355)	(13,315)
(Used in) provided by financing activities	(494)	9,759
Net (decrease) increase in cash	$(1,158)	$184

Our liquidity needs consist principally of capital to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations.  The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas or a decrease in market rates.  The rates charged to tenants compared to competing properties can be affected by a lack of perceived safety, convenience and attractiveness of a property.  We have spent $355,000 on capital expenditures such as club house improvements, paving the parking lots, fixture upgrades, saltwater conversion of pools and turn over costs during the three months ended March 31, 2009, as follows (in thousands):

Subsidiary	Capital Expenditures	Future Capital Expenditures
Memorial Towers	$64	$7,390
Villas	94	1,855
Coach Lantern	37	1,460
Foxcroft	46	1,487
Park Hill	114	3,137
Totals	$355	$9,329

The cash used for future capital expenditures will come from the cash reserves established when the properties were purchased and future operating cash.  The cash reserves were $6.0 million at March 31, 2009.

Our loan investments expose us to credit risk.  We mitigate this risk by monitoring the credit profile of the borrowers.

                In June 2009, one of the loans became delinquent.  This loan was placed on non-accrual as we are discussing options to resolve the issue with the borrower.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to certain accrued liabilities.  We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

For a discussion on our critical accounting policies and estimates, see the discussion in our report on Form 10 for the year ended December 31, 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal category of market risk relevant to us is interest rate risk.  However, since both our debt investments and our debt obligations are at fixed rates of interest, we do not believe we have material market risk exposure, except that an increase in interest rates would decrease the fair value of our debt investments.

The interest rates on all of our loan investments is fixed.  An increase in interest rates would decrease the fair value of these investments.  We intend to hold these loan investment to maturity, therefore, we have no interest rate risk.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our General Partner’s chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our General Partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

July 10, 2009	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President

July 10, 2009	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President - Finance
(Principal Financial Officer)