Form 10-Q
period 2009-06-30
Resource Real Estate Investors 6 LP
filed 2009-08-13
CIK 1414964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-149881

RESOURCE REAL ESTATE INVESTORS 6, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1548084
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Crescent Drive, Suite 203
Navy Yard Corporate Center
Philadelphia, PA 19112
(Address of principal executive offices) (Zip code)

(215) 546-5005
(Registrant's telephone number, including area code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Rental property, at cost
Land	$7,430	$7,430
Buildings and improvements	56,682	55,650
Personal property	1,321	818
Construction-in-progress	318	540
	65,751	64,438
Accumulated depreciation and amortization	(4,870)	(3,594)
	60,881	60,844

Cash	5,926	8,227
Restricted cash	1,010	1,461
Tenant receivables, net	35	49
Receivable from related party	3	−
Insurance proceeds receivable	−	100
Loans held for investment, net	2,506	2,592
Prepaid expenses and other assets	144	216
Deferred financing costs, net	1,846	1,954
	$72,351	$75,443

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$45,274	$45,274
Accounts payable and accrued expenses	1,103	1,744
Accrued interest expense	195	202
Payables to related parties	976	622
Prepaid rent	113	191
Security deposits	140	104
Total liabilities	47,801	48,137

Partners’ capital	24,550	27,306
Total liabilities and partners’ capital	$72,351	$75,443

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$1,911	$1,932	$3,717	$3,343
Interest income from loans held for investment	60	84	145	169
	1,971	2,016	3,862	3,512

Expenses:
Rental operating	1,157	1,025	2,236	1,598
Management fees – related parties	207	189	391	334
General and administrative	202	152	444	222
Depreciation and amortization	587	964	1,276	1,709
Total expenses	2,153	2,330	4,347	3,863
Loss before interest expense, net	(182)	(314)	(485)	(351)

Interest expense, net:
Interest expense, net	(637)	(619)	(1,262)	(1,094)
Net loss	$(819)	$(933)	$(1,747)	$(1,445)

Weighted average limited partner units outstanding	3,713	3,169	3,713	1,923

Net loss per weighted average limited partner unit	$(0.22)	$(0.29)	$(0.47)	$(0.75)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners		Total
	Amount	Units	Amount	Amount
Balance at January 1, 2009	$1	3,713,492	$27,305	$27,306
Distributions	−	−	(994)	(994)
Redemption, net	−	(1,750)	(15)	(15)
Net loss	−	−	(1,747)	(1,747)
Balance at June 30, 2009	$1	3,711,742	$24,549	$24,550

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,747)	$(1,445)
Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Depreciation and amortization	1,276	1,709
Amortization of deferred financing costs	108	97
Accretion of discount and direct loan fees and costs	(10)	(11)
Provision for loan losses	96	−
Changes in operating assets and liabilities:
Restricted cash	451	(363)
Tenant receivables, net	14	(213)
Receivable from related party	(3)	(545)
Prepaid expense and other assets	72	300
Insurance proceeds receivable	100	−
Accounts payable and accrued expenses	(641)	648
Payables to related parties	354	(883)
Accrued interest expense	(7)	195
Prepaid rent	(78)	90
Security deposits	36	(15)
Net cash provided by (used in) operating activities	21	(436)

Cash flows from investing activities:
Property acquisitions	−	(13,272)
Capital expenditures	(1,313)	(533)
Net cash used in investing activities	(1,313)	(13,805)

Cash flows from financing activities:
Advance from related party	−	(225)
Capital contributions	−	25,484
Offering costs	−	(2,991)
Redemption, net	(15)	−
Distributions to limited partners	(994)	(506)
Net cash (used in) provided by financing activities	(1,009)	21,762

(Decrease) increase in cash	(2,301)	7,521
Cash at beginning of period	8,227	1,460
Cash at end of period	$5,926	$8,981

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates or invests in multifamily residential properties located in Maine and Texas.  The Partnership also invests in subordinated notes secured by multifamily residential properties.  R-6 was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership interests which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.0% limited partnership interest in the Partnership at both June 30, 2009 and December 31, 2008.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.

The Partnership will continue until July 30, 2015, unless terminated earlier in accordance with the First Amended and Restated Agreement of Limited Partnership (the “Agreement”).  The GP has the right to extend the Partnership term for a one year period following the initial termination date and any extension term, provided that all such extensions may not exceed two years in the aggregate.

The Agreement provides that income is allocated as follows: first, to the partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts; second, to the partners in proportion to the allocations of Distributable Cash (as defined in the Agreement); and third, 100% to the limited partners (“LPs”).  All losses are allocated as follows: first, 100% to the LPs until the LPs have been allocated losses equal to the excess, if any, of their aggregate capital account balances over their aggregate Adjusted Capital Contributions (as defined in the Agreement); second, to the Partners in proportion to and to the extent of their respective remaining positive capital account balances, if any; and third, 100% to the LPs.

Distributable cash from operations, payable monthly, as determined by the GP, is first allocated 100% to the LPs until the LPs have received their Preferred Return (as defined in the Agreement); thereafter, 80% to the LPs and 20% to the GP.  The Preferred Return is generally an annual return on adjusted capital contributions of 8.25% for 2007 investors and 8.0% for 2008 investors.

Distributable cash from capital transactions, as determined by the GP, is first allocated 100% to the LPs until the LPs have received their Preferred Return; second, 100% to the LP’s until their Adjusted Capital Contributions have been reduced to zero; and thereafter, 80% to the LPs and 20% to the GP.

The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Registration Statement on Form 10 for the year ended December 31, 2008.  The results of operations for the three and six months ended June 30, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2009
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, as follows:

Subsidiary	Apartment Complex	Number of Units	Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	Memorial Towers	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	Villas at Henderson Pass	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	Coach Lantern	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	Foxcroft	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	Park Hill	288	San Antonio, Texas

The Partnership owns a 100% interest in RRE Funding II, LLC (“Funding”), which owns three mezzanine notes with a combined face value of $2.9 million.

All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Partnership estimates the allowance for uncollectible receivables and loan losses and adjusts the balances quarterly.  Actual results could differ from those estimates.

Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2009 and 2008, the Partnership paid $1.2 million and $840,000, respectively, in cash for interest.  See Note 3 for additional supplemental cash flow information.

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2009
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition – (Continued)

The Partnership follows Statement of Financial Accounting Standards (“SFAS”) 13, “Accounting for Leases,” which requires that rent be recognized as income on a straight-line basis over the term of the lease for leases with varying rental payments.  The Partnership also follows Financial Accounting Standards Board (“FASB”) EITF 88-3:  “Rental Concessions Provided by Landlord” which requires that any incentives included in the lease should also be amortized on a straight-line basis over the term of the lease.

Loans Held for Investment, Net

The Partnership recognizes revenue from the loans it holds for investment as interest income using the effective yield method.

The Partnership follows SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” which states that the initial investment in a purchased loan must include the amount paid to the seller plus any fees.  The initial investment frequently differs from the related loan’s principal amount at the date of purchase.  The difference must be recognized as an adjustment of the yield over the life of the loan.

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

The Partnership considers a loan to be impaired when, based on current information and events, management believes it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on market price, if available, the fair value of the collateral less estimated disposition costs, or the present value of estimated cash flows.

The Partnership considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors that may affect the value of loans and real estate securing those loans.  The value of loans and the related real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing.  Income from a property that supports a loan’s debt service requirements will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms.  The Partnership continuously monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues.  An impaired real estate loan may remain on accrual status during the period in which the Partnership is pursuing repayment of the loan; however, the loan will be placed on non-accrual status at such time as either (1) management believes that contractual debt service payments will not be met; (2) the loan becomes 90 days delinquent; or (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment.  While on non-accrual status, the Partnership recognizes interest income only when an actual payment is received.  If the timing and amount of expected future cash flows cannot be reasonably estimated for a loan, and collection is not probable, the cost recovery method of accounting would be used.  Under the cost recovery method, any amounts received would be applied against the recorded amount of the loan.  There would be no effect on the income statement as a result of these reductions.

For the six months ended June 30, 2009, a $96,000 provision for loan losses was recorded and is included in general and administrative expense on the consolidated statements of operations.  No such provision was deemed necessary for the six months ended June 30, 2008.  At June 30, 2009 and 2008, the allowance was $96,000 and $0, respectively.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2009
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Long-Lived Assets

The Partnership follows SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  There was no impairment loss for the six months ended June 30, 2009 and 2008, respectively.

Rental Property

Rental property is carried at cost, net of accumulated depreciation.  Cost for acquired assets includes the purchase price and closing costs.  Buildings and improvements and personal property are depreciated for financial reporting purposes on the straight-line method over their estimated useful lives.  The value of in-place leases is amortized over twelve months on a straight line basis.  For income tax reporting purposes, the Partnership uses the Modified Accelerated Cost Recovery System.  Useful lives used for calculating depreciation for financial reporting purposes are as follows:

Buildings and improvements	27.5 years
Personal property	3 - 15 years

Advertising Costs

The Partnership expenses advertising costs as they are incurred.  Advertising costs totaled $103,000 and $59,000 for the six months ended June 30, 2009 and 2008, respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash.  At June 30, 2009, the Partnership had $6.2 million of deposits at various banks, of which $4.2 million was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

Tenant Receivables, net

Tenant receivables are stated in the financial statements net of an allowance for uncollectible receivables.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At both June 30, 2009 and December 31, 2008, $1,000 is included in the allowance for uncollectible receivables.

Newly Adopted Accounting Principles

Subsequent Events.  In May 2009, the FASB issued SFAS 165, “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on its consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2009
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Newly Adopted Accounting Principles – (Continued)

Fair Value of Financial Instruments.  In April 2009, the FASB issued Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP also amends APB 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information for interim reporting periods.  APB 28-1 requires an entity to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the financial statements, as required by SFAS 107.  FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ended after June 15, 2009. The Partnership adopted FSP FAS 107-1 and APB 28-1 as of June 30, 2009.  The adoption did not have a material impact on the Partnership’s financial condition and results of operations.

Accounting Standards Issued But Not Yet Effective

Codification of U.S. GAAP.  In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of U.S. GAAP.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS 168 is effective for periods ending after September 15, 2009.

        Quantitatively Valuing VIEs.  In April 2009, the FASB issued SFAS 167, “Amendments to FIN 46-R,” which requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and an ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for the Partnership beginning October 1, 2010.

NOTE 3 – PROPERTY ACQUISITIONS

The cost of properties acquired was allocated to net tangible assets based on relative fair values in accordance with SFAS 141, “Business Combinations.”  Fair value estimates were based on information obtained from a number of sources, including independent appraisals that were obtained in connection with the acquisition or financing of the respective property and other market data, as well as information obtained about each property as a result of due diligence, marketing and leasing activities.

The following table presents the purchase price allocation to the assets and liabilities assumed, based on the fair values at the date of acquisition (in thousands, except for dates):

	Park Hill	Coach Lantern	Foxcroft
Date acquired	02/29/08	01/29/08	01/29/08

Land and buildings	$14,900	$10,800	$12,000
Acquisition costs	429	366	335
Purchase price	15,329	11,166	12,335

Mortgage notes payable	(10,430)	(7,884)	(8,760)
Financing costs	564	321	416
Escrowed funds and advances	551	46	66
Other liabilities and assets assumed, net	(49)	65	83
Cash paid for property acquisitions	5,965	3,714	4,140
Less deposits paid in the prior year	(270)	(131)	(146)
Cash paid	$5,695	$3,583	$3,994

Allocation of value of in-place leases in accordance with SFAS 141	$470	$286	$212

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2009
(unaudited)

NOTE 4 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	Real Estate Taxes	Insurance	Capital Improvements	Total
June 30, 2009	$422	$133	$455	$1,010

December 31, 2008	$763	$124	$574	$1,461

NOTE 5 − LOANS HELD FOR INVESTMENT, NET

A summary of loans held for investment, net at June 30, 2009, follows (in thousands):

	Acacia	Hillwood	Southern Cove	Totals
Loan principal	$2,000	$400	$500	$2,900
Discount	(400)	(40)	(10)	(450)
Direct loan fees and costs	79	18	24	121
Accumulated amortization and accretion, net	30	2	(1)	31
Allowance for loan losses	(96)	−	−	(96)
Carrying amount of loan	$1,613	$380	$513	$2,506

A summary of loans held for investment, net at December 31, 2008, follows (in thousands):

	Acacia	Hillwood	Southern Cove	Totals
Loan principal	$2,000	$400	$500	$2,900
Discount	(400)	(40)	(10)	(450)
Direct loan fees and costs	79	18	24	121
Accumulated amortization and accretion, net	20	2	(1)	21
Carrying amount of loan	$1,699	$380	$513	$2,592

	Acacia	Hillwood	Southern Cove
Maturity date	08/11/16	01/08/17	05/08/17
Interest rate	10.27%	10.97%	12.75%
Average monthly payment (in thousands)	$17,952	$3,799	$5,313

All loans are interest only through maturity.  In June 2009, the Acacia loan became delinquent and, accordingly, was placed on non-accrual status.  The Partnership is discussing options to resolve the issue with the borrower.  At December 31, 2008, the loans were current with respect to the scheduled payments of interest.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2009
(unaudited)

NOTE 6 – DEFERRED FINANCING COSTS

Accumulated amortization with respect to the Partnership’s real properties as of June 30, 2009 and December 31, 2008 was $281,000 and $173,000, respectively.  The amortization expense with respect to existing deferred financing costs for the years ending June 30 and thereafter is as follows (in thousands):

2010	$223
2011	235
2012	247
2013	260
2014	274
Thereafter	607
$1,846

NOTE 7 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands):

				Average
			Annual	Monthly
		Maturity	Interest	Debt
Apartment Complex	Balance	Date	Rate	Service
Park Hill	$10,430	03/01/2018	5.05%	$44	(1)
Foxcroft	8,760	02/01/2015	4.92%	36	(2)
Coach Lantern	7,884	02/01/2015	4.92%	32	(2)
Memorial Towers	7,400	01/01/2017	5.49%	34	(3)
Villas at Henderson Pass	10,800	01/01/2017	5.48%	49	(3)
Total	$45,274

(1)      Interest only through March 1, 2013; monthly payment will include principal and interest effective April 1, 2013

(2)      Interest only through the maturity date.

(3)      Interest only through January 1, 2013; monthly payment will include principal and interest effective February 1, 2013

Annual principal payments on the mortgage notes payable for each of the next five years, and thereafter, ending June 30, are as follows (in thousands):

2010	$	−
2011		−
2012		−
2013		133
2014		384
Thereafter		44,757
		$45,274

The mortgage notes payable are with recourse only to the properties securing them subject to certain limited standard exceptions as defined in the mortgage notes, which the General Partner has guaranteed (“carveouts”).  These carveouts relate to the total debt and expire as the notes are paid down.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2009
(unaudited)

NOTE 8 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities, summarized in the following tables (in thousands):

	June 30,	December 31,
	2009	2008
Receivable from related party:
Other property	$3	$	−
	$3	$	−

Payables to related parties:
RCP (a)	$490		$309
Resource Real Estate Management, LLC (“RREML”) (b)	381		262
Resource Real Estate Management, Inc. (“RREMI”) (c)	104		51
Other property	1		−
	$976		$622

(a)
At June 30, 2009 and December 31, 2008, the LPs had not received their Preferred Return; therefore, $486,000 and $305,000, respectively, of investment management fees are included in payables to related parties.  At June 30, 2009 and December 31, 2008, $4,300 and $3,900, respectively, was due to RCP for reimbursement of advances to cover ordinary operating expenses and is included in payables to related parties.

(b)
At June 30, 2009 and December 31, 2008, accrued property management fees of $322,000 and $233,000, respectively, were included in payables to related parties.  At June 30, 2009 and December 31, 2008, accrued debt management fees of $59,000 and $29,000, respectively, were included in payables to related parties.

(c)
RREMI is an indirect wholly owned subsidiary of RAI which is engaged by RREML as the manager of the Partnership’s properties.  During the ordinary course of business, RREMI advances funds for ordinary operating expenses on behalf of the properties; these advances are repaid within a few days.  At June 30, 2009 and December 31, 2008, advances of $104,000 and $51,000, respectively, were included in payables to related parties.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2009
(unaudited)

NOTE 8 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
RCP:
Acquisition fees (1)	$	−	$	−	$	−	$750
Debt placement fees (1)		−		−		−	474
Organization and offering expense (2)		−		−		−	605
Investment management fees (3)		98		82		181	155
Interest expense (4)		−		−		−	50
RREML:
Property management fees (5)		95		95		182	165
Debt management fees (6)		14		12		29	14
Ledgewood P.C. (“Ledgewood”) – legal services (7)		−		−		−	60
Chadwick Securities, Inc. (“Chadwick”):
Underwriting fees (8)		−		−		−	482
Payment of commissions (9)		−		−		−	1,649
Nonaccountable marketing and due diligence expense (10)		−		−		−	241

(1)
RCP is entitled to receive a property acquisition fee equal to 1.75% of the purchase price of any property purchased by R-6 payable at the closing of the transaction.  RCP is also entitled to receive a debt placement fee equal to 1.75% of the face amount of any financing obtained or assumed by the Partnership.

(2)	As the Partnership offered and sold its LP units, RCP was entitled to receive organization and offering expense reimbursements equal to 2.5% of the gross offering proceeds.

(3)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return (see footnote (a) above).

(4)
During the six months ended June 30, 2008, the Partnership borrowed $6.5 million from RCP to facilitate the purchase of two properties.  The note bore interest at the prime rate and was paid in full in April 2008.

(5)
RREML is a wholly owned subsidiary of RCP, and is entitled to receive monthly property management fees equal to 5% of the gross operating revenues from the Partnership’s 100% owned properties, for managing or obtaining and supervising third party managers (see footnote (b) above).

(6)
RREML is also entitled to receive monthly debt management fees equal to 0.167% (2% per annum) of the gross offering proceeds that have been invested in loans held for investment.  The fee is payable from the Partnership’s operating revenue and is for monitoring the performance of the Partnership’s loans held for investment (see footnote (b) above).

(7)
Until 1996, the Chairman of RAI was of counsel to the law firm Ledgewood.  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, he receives certain payments from Ledgewood.  Until March 2006, a current executive of RAI was the managing member of Ledgewood.  This executive remained of counsel to Ledgewood through June 2007, at which time he became Executive Vice President of RAI.  In connection with his separation, this executive is entitled to receive payments from Ledgewood through 2013.

(8)
During 2008, while the Partnership was in its offering stage, Chadwick, a wholly owned subsidiary of RAI, was entitled to receive underwriting fees equal to 2% of the Gross Offering Proceeds, net of RCP’s LP interest.

(9)
Chadwick also received a 7% commission on each unit sold, except for those units sold either to RCP, its officers, directors or affiliates.  Chadwick subsequently paid these commissions to unrelated third party broker dealers in accordance with negotiated sales agreements.

(10)
In addition, Chadwick was entitled to receive both a 0.5% nonaccountable marketing expense fee and a 0.5% nonaccountable due diligence fee on each unit sold, except for those units sold either to RCP, or to its officers, directors, or affiliates.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2009
(unaudited)

NOTE 9 – INSURANCE PROCEEDS

On September 13, 2008, a check valve failed causing substantial water damage to Memorial Towers.  The amount incurred to replace the damaged property totaled approximately $329,000 and was expensed in the fourth quarter of 2008, net of a $100,000 advance which the insurance company issued in February 2009 to cover some of the expenses incurred to date.  In May 2009, the insurance company issued an additional $25,000 advance to cover additional expenses incurred.  As of June 30, 2009, a final agreement with the insurance company had not yet been reached.  The Partnership is continuing to negotiate with the insurance company to settle the claim, net of a $10,000 deductible.

NOTE 10 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

         Loans Held for Investment, Net.  The fair value of the loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

                  Mortgage Notes Payable.  Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

                  The estimated fair value of the Partnership’s financial instruments are as follows (in thousands):

	June 30, 2009
	Carrying Amount	Fair Value
Loans Held for Investment, Net:
Acacia	$1,613	$1,672
Hillwood	380	332
Southern Cove	513	452

Mortgage Notes Payable:
Memorial Towers	$7,400	$7,191
Villas at Henderson Pass	10,800	10,488
Foxcroft	8,760	8,242
Coach Lantern	7,884	7,448
Park Hill	10,430	9,822

NOTE 11 – SUBSEQUENT EVENTS

The Partnership has evaluated subsequent events through the filing of this Form 10-Q on August 13, 2009, and determined there have not been any events that have occurred that would require adjustments to the unaudited consolidated financial statements.

(Back to Index)

(Back to Index)

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

Overview

We are a Delaware limited partnership that was formed on July 26, 2007 and commenced operations on October 1, 2007.  Through our wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties, located in Maine and Texas.  We also own and invest in, through a wholly own subsidiary, interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property.  We refer to our property investments as our Properties, our debt investments as our Real Estate Debt Investments, and collectively refer to our Properties and Real Estate Debt Investments as our Real Estate Investments.

During the period between October 1, 2007 and December 31, 2007, we raised $11.4 million through a private offering of our units of limited partnership interest, including approximately $541,000 contributed by the General Partner.  During the year ended December 31, 2008, an additional $25.4 million was raised including approximately $1.3 million contributed by the General Partner.  In total, the General Partner contributed $1.8 million for a 5% limited partner interest.  We have used the total capital raised of $36.8 million together with $45.3 million of mortgage financing with respect to our Properties, to acquire all of our Real Estate Investments.

As of June 30, 2009, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiary	Purchase Date	Leverage Ratio (1)	Number of Units	Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/07	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/07	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	01/29/08	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	01/29/08	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	02/29/08	56%	288	San Antonio, Texas
			822

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

(Back to Index)

(Back to Index)

The following table sets forth operating statistics about our multifamily residential rental properties:

Apartment Complex	Physical Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)

Three Months Ended June 30,	2009	2008	2009	2008	2009	2008
Memorial Towers	95.5%	91.1%	$1.09	$1.02	78.3%	75.9%
Villas at Henderson Pass	93.9%	86.4%	$0.82	$0.75	79.5%	90.3%
Coach Lantern	93.3%	91.1%	$0.90	$0.93	51.2%	48.0%
Foxcroft	99.0%	99.0%	$0.94	$0.96	51.6%	39.0%
Park Hill	93.4%	80.2%	$0.68	$0.70	106.7%	63.4%

Six Months Ended June 30,	2009	2008	2009	2008	2009	2008
Memorial Towers	95.5%	91.1%	$1.05	$1.04	79.7%	68.8%
Villas at Henderson Pass	93.9%	86.4%	$0.81	$0.77	72.9%	70.6%
Coach Lantern	93.3%	91.1%	$0.85	$0.91	51.7%	47.2%
Foxcroft	99.0%	99.0%	$0.88	$0.94	47.8%	37.9%
Park Hill	93.4%	80.2%	$0.64	$0.73	100.2%	57.0%

(1)	Number of occupied units divided by total unit adjusted for any unrentable units.

(2)	Average rental revenue divided by total rentable square footage.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

We also own three subordinated notes through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments, as follows (in thousands, except units and percentages):

Apartment complex	Face Value of Note	Carrying Value of Note	Interest Rate	Number of Units	Location
Acacia Park	$2,000	$1,613	10.27%	304	San Bernardino, California
Hillwood	$400	$380	10.97%	118	Montgomery, Alabama
Southern Cove	$500	$513	12.75%	100	Las Vegas, Nevada

Results of Operations

We generate our income from both the net revenues we receive from our Properties and from debt service payments made to us on our Real Estate Debt Investments.  We also may in the future generate funds from the sale or refinancing of our Properties or the sale or repayment of our Real Estate Debt Investments.  Because we acquired our Real Estate Investments in late 2007 and early 2008, we do not expect that we will sell or refinance our Properties or sell or receive any significant repayments of principal on our Real Estate Debt Investments for at least the next year.  While ongoing economic conditions in the United States and other countries have generally affected real estate, including significant reductions in real estate values and the values of debt instruments linked to real estate, we were not materially affected in 2007 or 2008 and the first two quarters of 2009 because of the recent acquisition dates of our Real Estate Investments.  However, these conditions have caused one of our Real Estate Debt Investments, the Acacia loan, to be placed on non-accrual status.  Should the current recession continue or intensify, we could experience lower occupancy and lower rental revenues, higher operating costs and increased financing costs, and other of our Real Estate Debt Investments could be placed on non-accrual status or become impaired, all of which could harm our operations and financial condition and reduce the value of our Real Estate Investments.

(Back to Index)

(Back to Index)

Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.

The amount of rental revenues from our Properties depends upon the occupancy rate and concessions granted.  Our Properties experienced an increase of approximately 8.9% in average occupancy rates during the six months ended June 30, 2009, with the average occupancy rate being 95.0% for the period.  During 2008, we had experienced a downward trend in occupancy rates at one of our Properties while the other Properties remained stable.  We attributed the occupancy rate decrease to the rapid increase in unemployment throughout the United States, which has affected some of our resident base.  In particular, occupancy rates of our San Antonio property decreased due to significant layoffs at a nearby employer.  Unemployment among our resident base will often result in higher bad debt expenses as well as tenants moving out of apartment units prior to the expiration of their lease term.  The aggressive property programs that have been deployed by our Properties have lead to the increase in occupancy rates experienced during the six months ended June 30, 2009, including, in particular, our lease assurance program, our Lease Rent Optimizer, or LRO, program including rent concessions and a substantial capital improvements program.  Under our lease assurance program, we are marketing our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renewal leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.

We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.

Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we expect to spend approximately $9.0 million in the next nine years for property improvements intended to increase the properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to cause our occupancy rates and our cash flow from operating activities to increase.

Our existing financing is at fixed rates of interest and, accordingly, our interest cost has remained stable during the period of our ownership of the Properties.  Because our existing financing extends through periods ranging from 2015 to 2018, we expect that our financing costs will remain stable during substantially all of our expected term.

Our income from our Real Estate Debt Investments is derived from the interest we earn on those investments.  Because the interest is payable at fixed rates, our income on these investments is not affected by changes in market rates of interest.  Our income will, however, be affected by the ability of the Properties underlying our Real Estate Debt Investments to generate sufficient revenue to cover interest owed to our senior lenders and to us.  In the month of June, one of our Real Estate Debt Investments the Acacia loan became delinquent.  Effective on January 1, 2009, the loan was placed on non-accrual status.  We are discussing options to resolve the issue with the borrower.

(Back to Index)

(Back to Index)

The following table sets forth the unaudited results of our operations for the three months ended June 30, 2009 and 2008 (in thousands, except per unit data):

	Three Months Ended
	June 30,		Increase (Decrease)
	2009	2008	Dollars	Percent
Revenues:
Rental income	$1,911	$1,932	$(22)	(1)%
Interest income from loans held for investment	60	84	(24)	(29)%
	1,971	2,016	(46)	(2)%
Expenses:
Rental operating	1,157	1,025	132	13%
Management fees – related party	207	189	18	10%
General and administrative	202	152	50	38%
Depreciation and amortization	587	964	(377)	(39)%
Total expenses	2,153	2,330	(177)	(7)%
Loss before interest expense, net	(182)	(314)	131	39%
Interest expense, net:
Interest expense, net	(637)	(619)	(18)	3%
Net loss	$(819)	$(933)	$(113)	21%
Weighted average limited partner units outstanding	3,713	3,169
Net loss per weighted average limited partner unit	$(0.22)	$(0.29)

Revenues – Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

We attribute the decrease in revenues principally to a $24,000 decrease in interest income from loans held for investment due to the delinquent Acacia loan.

Expenses – Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

We attributed the decrease in expenses principally to the following:

•	a $377,000 decrease in depreciation and amortization due to four properties having fully amortized the value of in-place leases over twelve months; partially offset by,

•
a $132,000 increase in operating expenses principally as a result of an increase in real estate taxes at all five properties aggregating $54,000, an increase of $55,000 in turnover costs at one property due to increasing occupancy and an increase of $21,000 in marketing expense at the same property; and

•
a $50,000 increase in general and administrative fees primarily due to an increase of $31,000 in franchise tax at three properties and a $38,000 provision for loan losses related to the delinquent Acacia loan.

(Back to Index)

(Back to Index)

The following table sets forth the unaudited results of our operations for the six months ended June 30, 2009 and 2008 (in thousands, except per unit data):

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	Dollars	Percent
Revenues:
Rental income	$3,717	$3,343	$374	11%
Interest income from loans held for investment	145	169	(24)	(14)%
	3,862	3,512	350	10%
Expenses:
Rental operating	2,236	1,598	638	40%
Management fees – related party	391	334	57	17%
General and administrative	444	222	222	103%
Depreciation and amortization	1,276	1,709	(433)	(25)%
Total expenses	4,347	3,863	484	13%
Loss before interest expense, net	(485)	(351)	(134)	40%
Interest expense, net:
Interest expense, net	(1,262)	(1,094)	(168)	15%
Net loss	$(1,747)	$(1,445)	$(302)	21%
Weighted average limited partner units outstanding	3,714	1,923
Net loss per weighted average limited partner unit	$(0.47)	$(0.75)

Revenues – Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

We attribute the increase in revenues principally to the following:

•
a $374,000 increase in rental income due to an increase in the aggregate number of days (546) the properties were owned during the six months ended June 30, 2009 as compared to the aggregate number of days (424) the properties were owned during the six months ended June 30, 2008, partially offset by a $132,000 increase in tenant concessions during the six months ended June 30, 2009; and

•	a $24,000 decrease in interest income from loans held for investment due to the delinquent Acacia loan.

Expenses – Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

We attributed the increase in expenses principally to the following:

•
a $638,000 increase in operating expenses primarily as a result of an increase in real estate taxes at all five properties aggregating $153,000, a $118,000 increase in payroll at one property due to costs associated with leasing and turnover and an increase of $87,000 in turnover costs at all five properties due to higher occupancy.  The remainder of the increase is a result of the aggregate number of days (546) the properties were owned during the six months ended June 30, 2009 as compared to the aggregate number of days (424) the properties were owned during the six months ended June 30, 2008;

•
a $222,000 increase in general and administrative fees primarily due to a $72,000 increase in professional fees at the fund level, $96,000 provision for loan losses related to the delinquent Acacia loan and $44,000 increase in hurricane cleanup costs at one property; and

•	a $433,000 decrease in depreciation and amortization due to four properties having fully amortized the value of in-place leases over twelve months.

Liquidity and Capital Resources

During 2007 and 2008, we raised a total of $36.8 million through the issuance of limited partnership interests, including $1.8 million from our General Partner.  The funds were used to purchase five properties and three subordinated notes, which completed our asset acquisition phase.

(Back to Index)

(Back to Index)

The following table sets forth our sources and uses of cash (in thousands) (unaudited):

	Six Months Ended
	June 30,
	2009	2008
Provided by (used in) operating activities	$21	$(436)
Used in investing activities	(1,313)	(13,805)
(Used in) provided by financing activities	(1,009)	21,762
(Decrease) increase in cash	$(2,301)	$7,521

Our liquidity needs consist principally of capital to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations and the control of property operating expenses as previously discussed.  The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas or a decrease in market rates.  The rates charged to tenants compared to competing properties can be affected by a lack of perceived safety, convenience and attractiveness of a property.  We have spent $1.3 million on capital expenditures, such as club house improvements, paving the parking lots, fixture upgrades, saltwater conversion of pools, and turn over costs during the six months ended June 30, 2009.  The following table sets forth the capital expenditures incurred during the six months ended June 30, 2009 and estimated future capital expenditures which are discretionary in nature (in thousands) (unaudited):

Apartments	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$404	$1,557
Villas	189	1,778
Coach Lantern	215	1,302
Foxcroft	161	1,424
Park Hill	344	2,894
Total	$1,313	$8,955

We expect that the cash used for future discretionary capital expenditures will come from both the cash reserves established when the properties were purchased and future operating cash.  The cash reserves were $4.3 million at June 30, 2009.

Our loan investments expose us to credit risk.  We mitigate this risk by monitoring the credit profile of the borrowers.  In June 2009, the Acacia loan became delinquent.  This loan was placed on non-accrual status effective as of January 1, 2009 as we are discussing options to resolve the issue with the borrower.  For the six months ended June 30, 2009, we recorded a $96,000 provision for loan losses based on management’s review of the loan.  Continued delinquency could impact our ability to make distributions.

Distributions are paid from both operating cash flows and a fund level reserve established at the time of the offering.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including, in particular those related to accrued liabilities and loan losses.  We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

For a discussion on our critical accounting policies and estimates, see the discussion in our report on Form 10 for the year ended December 31, 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

(Back to Index)

(Back to Index)

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal category of market risk relevant to us is interest rate risk.  However, since both our debt investments and our debt obligations are at fixed rates of interest, we do not believe we have material market risk exposure.  While an increase in interest rates would decrease the fair value of our debt investments, since we intend and have the ability to hold these loan investments to maturity, we believe that fluctuations in fair value during the term of these investments do not present us with material risk.

ITEM 4.    CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table provides information about redemptions by us during the quarter ended June 30, 2009 of limited partner units that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934.

Issuer Redemption of Limited Partner Units

Period	Total Number of Units Redeemed (1)	Average Price Paid per Unit		Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2009	−	$	−	−	$	−
May 1, to May 31, 2009	1,750		8.2717	−	$	−
June 1 to June 30, 2009	−		−	−	$	−
Total	1,750		$8.2717	−

(1)
We redeemed an aggregate of 1,750 limited partner units from one investor in accordance with the redemption provisions in the First Amended and Restated Agreement of Limited Partnership.  This redemption was not made pursuant to a publicly announced repurchase plan or program.

ITEM 6.                      EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)

3.2	Certificate of Limited Partnership. (1)

4.1	Forms of letters sent to limited partners confirming their investment. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

August 13, 2009	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President

August 13, 2009	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial Officer)