Form 10-Q
period 2009-09-30
Resource Real Estate Investors 6 LP
filed 2009-11-09
CIK 1414964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Rental property, at cost:
Land	$7,430	$7,430
Buildings and improvements	56,996	55,650
Personal property	1,568	818
Construction-in-progress	559	540
	66,553	64,438
Accumulated depreciation and amortization	(5,489)	(3,594)
	61,064	60,844

Cash	4,564	8,227
Restricted cash	1,054	1,461
Tenant receivables, net	29	49
Insurance proceeds receivable	−	100
Loans held for investment, net	894	2,592
Prepaid expenses and other assets	294	216
Deferred financing costs, net	1,792	1,954
	$69,691	$75,443

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$45,274	$45,274
Accounts payable and accrued expenses	1,247	1,744
Accrued interest expense	195	202
Payables to related parties	1,078	622
Prepaid rent	117	191
Security deposits	136	104
Total liabilities	48,047	48,137

Partners’ capital	21,644	27,306
Total liabilities and partners’ capital	$69,691	$75,443

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$1,946	$1,916	$5,663	$5,259
Interest income from loans held for investment	111	86	256	255
	2,057	2,002	5,919	5,514
Expenses:
Rental operating	1,133	1,166	3,369	2,764
Management fees – related parties	197	180	588	514
General and administrative	176	93	524	315
Provision for loan loss	1,690	−	1,786	−
Depreciation and amortization	619	960	1,895	2,669
Total expenses	3,815	2,399	8,162	6,262
Loss before interest expense, net	(1,758)	(397)	(2,243)	(748)
Interest expense, net:
Interest expense, net	(647)	(651)	(1,909)	(1,745)
Net loss	$(2,405)	$(1,048)	$(4,152)	$(2,493)

Weighted average limited partner units outstanding	3,712	3,656	3,713	2,792

Net loss per weighted average limited partner unit	$(0.65)	$(0.29)	$(1.12)	$(0.89)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners		Total
	Amount	Units	Amount	Amount
Balance at January 1, 2009	$1	3,713,492	$27,305	$27,306
Distributions	−	−	(1,495)	(1,495)
Redemption, net	−	(1,750)	(15)	(15)
Net loss	−	−	(4,152)	(4,152)
Balance at September 30, 2009	$1	3,711,742	$21,643	$21,644

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,152)	$(2,493)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,895	2,669
Amortization of deferred financing costs	162	150
Accretion of discount and direct loan fees and costs, net of cash collected	(88)	(16)
Provision for loan loss	1,786	−
Changes in operating assets and liabilities:
Restricted cash	407	(506)
Tenant receivables, net	20	9
Receivable from related party	−	(15)
Prepaid expense and other assets	(78)	113
Insurance proceeds receivable	100	−
Accounts payable and accrued expenses	(497)	1,165
Payables to related parties	456	(637)
Accrued interest expense	(7)	195
Prepaid rent	(74)	33
Security deposits	32	(21)
Net cash (used in) provided by operating activities	(38)	646

Cash flows from investing activities:
Property acquisitions	−	(13,272)
Capital expenditures	(2,115)	(1,596)
Net cash used in investing activities	(2,115)	(14,868)

Cash flows from financing activities:
Advance from related party	−	541
Capital contributions	−	25,484
Offering costs	−	(2,991)
Redemption, net	(15)	−
Distributions to limited partners	(1,495)	(980)
Net cash (used in) provided by financing activities	(1,510)	22,054

(Decrease) increase in cash	(3,663)	7,832
Cash at beginning of period	8,227	1,460
Cash at end of period	$4,564	$9,292

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

          Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates or invests in multifamily residential properties located in Maine and Texas.  The Partnership also invests in subordinated notes secured by multifamily residential properties located in California, Alabama and Nevada.  R-6 was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership interests which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.0% limited partnership interest in the Partnership at both September 30, 2009 and December 31, 2008.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.

          The Partnership will continue until July 30, 2015, unless terminated earlier in accordance with the First Amended and Restated Agreement of Limited Partnership (the “Agreement”).  The GP has the right to extend the Partnership term for two one-year periods following the initial termination date, provided that all such extensions may not exceed two years in the aggregate.

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

          The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Registration Statement on Form 10 for the year ended December 31, 2008.  The results of operations for the three and nine months ended September 30, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2009
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

          The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, as follows:

Subsidiary	Apartment Complex	Number of Units	Location
RRE Memorial Towers Holdings, LLC (“Memorial Towers”)	Memorial Towers	112	Houston, Texas
RRE Villas Holdings, LLC (“Villas”)	Villas at Henderson Pass	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC (“Coach Lantern”)	Coach Lantern	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC (“Foxcroft”)	Foxcroft	104	Scarborough, Maine
RRE Park Hill Holdings, LLC (“Park Hill”)	Park Hill	288	San Antonio, Texas

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

Supplemental Disclosure of Cash Flow Information

           During the nine months ended September 30, 2009 and 2008, the Partnership paid $1.8 million and $1.5 million, respectively, in cash for interest.  See Note 3 for additional supplemental cash flow information.

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

          Rents are recognized as income on a straight-line basis over the term of the lease for leases with varying rental payments.  Any incentives included in the lease are amortized on a straight-line basis over the term of the lease.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2009
(unaudited)

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Loans Held for Investment, Net

          The Partnership recognizes revenue from the loans it holds for investment as interest income using the effective yield method.

           The initial investment made in a purchased loan includes the amount paid to the seller plus any fees.  The initial investment frequently differs from the related loan’s principal amount at the date of purchase.  This difference is recognized as an adjustment of the yield over the life of the loan.

           The Partnership initially records its loans at their purchase price, and subsequently accounts for them based on their outstanding principal plus or minus any unamortized premiums or discounts.

           Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts.  Premiums and discounts are amortized or accreted into income using the effective yield method.  When the Partnership purchases a loan or pool of loans at a discount, it evaluates whether all or a portion of the discount represents accretable yield.  If a loan with a premium or discount is prepaid, the Partnership immediately recognizes the unamortized portion as a decrease or increase to interest income.

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

           The Partnership considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors that may affect the value of loans and real estate securing those loans.  The value of loans and the related real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing.  Income from a property that supports a loan’s debt service requirements will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms.  The Partnership continuously monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues.  An impaired real estate loan may remain on accrual status during the period in which the Partnership is pursuing repayment of the loan; however, the loan will be placed on non-accrual status at such time as either (1) management believes that contractual debt service payments will not be met; (2) the loan becomes 90 days delinquent; or (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment.  While on non-accrual status, the Partnership recognizes interest income only when an actual payment is received.  If the timing and amount of expected future cash flows cannot be reasonably estimated for a loan, and collection is not probable, the cost recovery method of accounting is used.  Under the cost recovery method, any amounts received are applied against the recorded amount of the loan.  There is no effect on the income statement as a result of these reductions.

           For the nine months ended September 30, 2009, a $1.8 million provision for loan loss was recorded and is included on the consolidated statements of operations.  No such provision was deemed necessary for the nine months ended September 30, 2008.  At September 30, 2009 and 2008, the allowance for loan loss was $1.7 million and $0, respectively.

Long-Lived Assets

          The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  There was no impairment loss for the nine months ended September 30, 2009 and 2008, respectively.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2009
(unaudited)

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Rental Property

          Rental property is carried at cost, net of accumulated depreciation.  Buildings and improvements and personal property are depreciated for financial reporting purposes on the straight-line method over their estimated useful lives.  The value of in-place leases is amortized over twelve months on a straight line basis.  For income tax reporting purposes, the Partnership uses the Modified Accelerated Cost Recovery System.  Useful lives used for calculating depreciation for financial reporting purposes are as follows:

Buildings and improvements	27.5 years
Personal property	3 - 15 years

Advertising Costs

          The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $150,000 and $155,000 for the nine months ended September 30, 2009 and 2008, respectively.

Concentration of Credit Risk

          Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash.  At September 30, 2009, the Partnership had $4.8 million of deposits at various banks, of which $2.9 million was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

Tenant Receivables, net

          Tenant receivables are stated in the financial statements net of an allowance for uncollectible receivables.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At September 30, 2009 and December 31, 2008, $0 and $1,000, respectively is included in the allowance for uncollectible receivables.

Newly Adopted Accounting Principles

          Fair Value of Financial Instruments.  In April 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting standard which requires an entity to provide disclosures about fair value of financial instruments in interim financial information.  This guidance amended previous guidance to require those disclosures in summarized financial information for interim reporting periods.  This guidance requires an entity to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the financial statements.  The new guidance is effective for interim and annual periods ended after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements.

          Subsequent Events.  In May 2009, the FASB issued guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This guidance was effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements.

          Codification of U.S. GAAP.  In June 2009, the FASB issued a new accounting guidance, which identifies the FASB Accounting Standards Codification as the authoritative source of U.S. GAAP.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The new guidance is effective for periods ending after September 15, 2009.  The adoption of this guidance had no impact on the Partnership’s consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2009
(unaudited)

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Accounting Standards Issued But Not Yet Effective

          Quantitatively Valuing VIEs.  In April 2009, the FASB issued new guidance, which requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and an ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.  This guidance is effective for the Partnership beginning October 1, 2010 and will not have a material impact on its consolidated financial statements.

NOTE 3 – PROPERTY ACQUISITIONS

          The cost of properties acquired was allocated to net tangible assets based on relative fair values.  Fair value estimates were based on information obtained from a number of sources, including independent appraisals that were obtained in connection with the acquisition or financing of the respective property and other market data, as well as information obtained about each property as a result of due diligence, marketing and leasing activities.

          The following table presents the purchase price allocation to the assets and liabilities assumed, based on the fair values at the date of acquisition (in thousands, except for dates):

	Park Hill	Coach Lantern	Foxcroft
Date acquired	02/29/08	01/29/08	01/29/08

Land and buildings	$14,900	$10,800	$12,000
Acquisition costs	429	366	335
Purchase price	15,329	11,166	12,335

Mortgage notes payable	(10,430)	(7,884)	(8,760)
Financing costs	564	321	416
Escrowed funds and advances	551	46	66
Other liabilities and assets assumed, net	(49)	65	83
Cash paid for property acquisitions	5,965	3,714	4,140
Less deposits paid in the prior year	(270)	(131)	(146)
Cash paid	$5,695	$3,583	$3,994

Allocation of value to in-place leases	$470	$286	$212

NOTE 4 − RESTRICTED CASH

           Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	Real Estate Taxes	Insurance	Capital Improvements	Total
September 30, 2009	$602	$48	$403	$1,054

December 31, 2008	$763	$124	$574	$1,461

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2009
(unaudited)

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

          All loans are interest only through maturity.  In June 2009, the Acacia loan became delinquent.  In October 2009, the first mortgage holder informed the Partnership that the terms of the intercreditor agreement had become effective due to the continued default by the Acacia borrower.  As a result, the first mortgage holder must be repaid in full before the Partnership may recover any current or accrued interest or principal.  Based on management's analysis, the Partnership placed the Acacia loan on non-accrual status and reserved the entire balance.  At September 30, 2009 the other two loans were current with respect to the scheduled payments of interest.  At December 31, 2008, all three loans were current.

NOTE 6 – DEFERRED FINANCING COSTS

          Accumulated amortization with respect to the Partnership’s real properties as of September 30, 2009 and December 31, 2008 was $335,000 and $173,000, respectively.  The amortization expense with respect to existing deferred financing costs for the next five years, and thereafter, ending September 30 is as follows (in thousands):

2010	$226
2011	238
2012	250
2013	264
2014	277
Thereafter	537
$1,792

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2009
(unaudited)

NOTE 7 – MORTGAGE NOTES PAYABLE

         The following is a summary of mortgage notes payable (in thousands):
				Average
			Annual	Monthly
		Maturity	Interest	Debt
Apartment Complex	Balance	Date	Rate	Service
Park Hill	$10,430	03/01/2018	5.05%	$44	(1)
Foxcroft	8,760	02/01/2015	4.92%	36	(2)
Coach Lantern	7,884	02/01/2015	4.92%	32	(2)
Memorial Towers	7,400	01/01/2017	5.49%	34	(3)
Villas at Henderson Pass	10,800	01/01/2017	5.48%	49	(3)
Total-	$45,274

(1)      Interest only through March 1, 2013; monthly payment will include principal and interest effective April 1, 2013.
(2)      Interest only through the maturity date.
(3)      Interest only through January 1, 2013; monthly payment will include principal and interest effective February 1, 2013.

          Annual principal payments on the mortgage notes payable for each of the next five years, and thereafter, ending September 30, are as follows (in thousands):

2010	$	−
2011		−
2012		−
2013		189
2014		387
Thereafter		44,698
		$45,274

          The mortgage notes payable are with recourse only to the properties securing them subject to certain limited standard exceptions, as defined in the mortgage notes, which the General Partner has guaranteed (“carveouts”).  These carveouts relate to the total debt and expire as the notes are paid down.

NOTE 8 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

          In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Payables to related parties are summarized in the following table (in thousands):

	September 30,	December 31,
	2009	2008
Payables to related parties:
RCP (a)	$574	$309
Resource Real Estate Management, LLC (“RREML”) (b)	458	262
Resource Real Estate Management, Inc. (“RREMI”) (c)	45	51
Other	1	−
	$1,078	$622

(a)
At September 30, 2009 and December 31, 2008, the LPs had not received their Preferred Return; therefore, the balance includes $570,000 and $305,000, respectively, of investment management fees, as well as $3,900 due to RCP for reimbursement of advances to cover ordinary operating expenses.

(b)
RREML is a wholly owned subsidiary of RCP.  At September 30, 2009 and December 31, 2008, the balance includes accrued property management fees of $385,000 and $233,000, respectively, and accrued debt management fees of $73,000 and $29,000, respectively.

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2009
(unaudited)

 NOTE 8 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

          Payments to related parties are summarized in the following table (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
RCP:
Acquisition fees (1)	$	−	$	−	$	−	$750
Debt placement fees (1)		−		−		−	474
Organization and offering expense (2)		−		−		−	605
Investment management fees (3)		85		85		254	228
Interest expense (4)		−		−		−	50
RREML:
Property management fees (5)		97		88		280	253
Debt management fees (6)		14		14		44	44
Ledgewood P.C. (“Ledgewood”) – legal services (7)		28		−		28	60
Chadwick Securities, Inc. (“Chadwick”):
Underwriting fees (8)		−		−		−	482
Payment of commissions (9)		−		−		−	1,649
Nonaccountable marketing and due diligence expense (10)		−		−		−	241

(1)
RCP is entitled to receive a property acquisition fee equal to 1.75% of the purchase price of any property purchased by the Partnership, payable at the closing of the transaction.  RCP is also entitled to receive a debt placement fee equal to 1.75% of the face amount of any financing obtained or assumed by the Partnership.

(2)	As the Partnership offered and sold its LP units, RCP was entitled to receive organization and offering expense reimbursements equal to 2.5% of the gross offering proceeds.
(3)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return (see footnote (a) to the previous table).

(4)
During the nine months ended September 30, 2008, the Partnership borrowed $6.5 million from RCP to facilitate the purchase of two properties.  The note bore interest at the prime rate and was paid in full in April 2008.

(5)
RREML is entitled to receive monthly property management fees equal to 5% of the gross operating revenues from the Partnership’s 100% owned properties, for managing or obtaining and supervising third party managers (see footnote (b) to the previous table).

(6)
RREML is also entitled to receive monthly debt management fees equal to 0.167% (2% per annum) of the gross offering proceeds that have been invested in loans held for investment.  The fee is earned for monitoring the performance of the Partnership’s loans held for investment (see footnote (b) to the previous table).

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

(9)
Chadwick also received a 7% commission on each unit sold, except for those units sold either to RCP, or to its officers, directors or affiliates.  Chadwick subsequently paid these commissions to unrelated third party broker-dealers in accordance with negotiated sales agreements.

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2009
(unaudited)

NOTE 9 – INSURANCE PROCEEDS

          On September 13, 2008, a check valve failed causing substantial water damage to Memorial Towers.  The repairs to the damaged property, totaling approximately $329,000 were expensed in the fourth quarter of 2008, net of a $100,000 partial advance from the insurance company received in February 2009.  In May 2009, the insurance company issued an additional $25,000 advance.  As of September 30, 2009, the Partnership is still negotiating with the insurance company on a final settlement, net of a $10,000 policy deductible.

NOTE 10 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

           The estimated fair values of the Partnership’s financial instruments are as follows (in thousands):

	September 30, 2009
	Carrying Amount		Fair Value
Loans Held for Investment, Net:
Acacia	$	−	$	−
Hillwood		381		334
Southern Cove		513		453
		$894		$787

Mortgage Notes Payable:
Memorial Towers		$7,400		$7,194
Villas at Henderson Pass		10,800		10,494
Foxcroft		8,760		8,257
Coach Lantern		7,884		7,460
Park Hill		10,430		9,835
		$45,274		$43,240

NOTE 11 – SUBSEQUENT EVENTS

          The Partnership has evaluated subsequent events through the filing of this Form 10-Q on November 9, 2009, and determined there have not been any events that have occurred that would require adjustments to the unaudited consolidated financial statements.

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

Overview

          We are a Delaware limited partnership that was formed on July 26, 2007 and commenced operations on October 1, 2007.  Through our wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in both Maine and Texas.  We also own and invest, through a wholly owned subsidiary, in interests in real estate mortgages and other debt instruments that are secured, directly or indirectly, by a multifamily residential rental property or an interest in an entity that directly owns such a property; these properties are located in California, Alabama and Nevada.  We refer to our property investments as our Properties, our debt investments as our Real Estate Debt Investments, and collectively refer to our Properties and Real Estate Debt Investments as our Real Estate Investments.

           As of September 30, 2009, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiary	Purchase Date	Leverage Ratio (1)	Number of Units	Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/07	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/07	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	01/29/08	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	01/29/08	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	02/29/08	56%	288	San Antonio, Texas
			822

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

(Back to Index)

(Back to Index)

The following table sets forth operating statistics about our multifamily residential rental properties:

Apartment Complex	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)

Three Months Ended
September 30,	2009	2008	2009	2008	2009	2008
Memorial Towers	90.2%	89.6%	$1.01	$0.95	79%	73%
Villas at Henderson Pass	89.1%	94.1%	$0.77	$0.76	75%	75%
Coach Lantern	95.2%	89.3%	$0.94	$0.89	45%	53%
Foxcroft	95.2%	94.6%	$0.96	$0.97	51%	53%
Park Hill	93.6%	80.7%	$0.73	$0.61	91%	84%

Nine Months Ended
September 30,	2009	2008	2009	2008	2009	2008
Memorial Towers	81.9%	78.3%	$1.04	$1.01	78%	70%
Villas at Henderson Pass	81.0%	76.6%	$0.80	$0.76	79%	72%
Coach Lantern	81.6%	78.3%	$0.88	$0.81	39%	43%
Foxcroft	82.3%	80.5%	$0.90	$0.85	48%	49%
Park Hill	75.9%	65.7%	$0.67	$0.53	75%	68%

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.
(2)	Average rental revenue divided by total rentable square footage.
(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

        We also own three subordinated notes through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments, as follows (in thousands, except units and percentages):

Apartment complex	Face Value of Note	Carrying Value of Note		Interest Rate	Number of Units	Location
Acacia Park (“Acacia”)	$2,000	$	−	10.27%	304	San Bernardino, California
Hillwood	$400		$380	10.97%	118	Montgomery, Alabama
Southern Cove	$500		$513	12.75%	100	Las Vegas, Nevada

Results of Operations

         We generate our income from both the net revenues we receive from our Properties and from debt service payments made to us on our Real Estate Debt Investments.  We also may, in the future, generate funds from the sale or refinancing of our Properties or the sale or repayment of our Real Estate Debt Investments.  Because we acquired our Real Estate Investments in late 2007 and early 2008, we do not expect that we will sell or refinance our Properties or sell or receive any significant repayments of principal on our Real Estate Debt Investments for at least the next year.  While ongoing economic conditions in the United States and other countries have generally affected real estate, including significant reductions in real estate values and the values of debt instruments linked to real estate, we were not materially affected in 2007 or 2008.  However, in 2009 these conditions caused one of our Real Estate Debt Investments, the Acacia loan, to be placed on non-accrual status, we have established an allowance for loan loss of approximately $1.8 million, specifically allocated to the Acacia loan.  Should the current recession continue or intensify, we could experience lower occupancy and lower rental revenues, higher operating costs and increased financing costs, and other of our Real Estate Debt Investments could be placed on non-accrual status or become impaired, all of which could harm our operations and financial condition and reduce the value of our Real Estate Investments and adversely affect the distributions to our limited partners..

(Back to Index)

(Back to Index)

Our operating results and cash flows from our Properties are affected by four principal factors:

●	occupancy rates,

●	property operating expenses,

●	interest rates on the related financing, and

●	capital expenditures.

          The amount of rental revenues from our Properties depends upon the occupancy rate and concessions granted.  Our Properties experienced an overall increase in the average occupancy rate during the nine months ended September 30, 2009 of approximately 5.9%, with an average occupancy rate of 79.6% over the nine month period.  The average occupancy rate at September 30, 2009 was approximately 91.5%.  During 2008, we had experienced a downward trend in the occupancy rate at one of our Properties while the rates at the other Properties remained stable.  We attributed the 2008 occupancy rate decrease to the rapid increase in unemployment throughout the United States, which has affected some of our resident base.  In particular, occupancy rates of our San Antonio property decreased due to significant layoffs at a nearby employer.  Unemployment among our resident base will often result in higher bad debt expenses as well as tenants moving out of apartment units prior to the expiration of their lease term.

          The aggressive property-level programs that have been deployed by our Properties have lead to the increase in occupancy rates experienced during the nine months ended September 30, 2009, including, in particular, our lease assurance program, our Lease Rent Optimizer, or LRO, program including rent concessions and a substantial capital improvements program.  Under our lease assurance program, we are marketing our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renewal leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.

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

          Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we expect to spend approximately $5.7 million in the next nine years for property improvements intended to increase the properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to cause our occupancy rates and our cash flow from operating activities to increase.

          Our income from our Real Estate Debt Investments is derived from the interest we earn on those investments.  Because the interest is payable at fixed rates, our income on these investments is not affected by changes in market rates of interest.  Our income will, however, be affected by the ability of the Properties underlying our Real Estate Debt Investments to generate sufficient revenue to cover interest owed to our senior lenders and to us.  In June 2009, one of our Real Estate Debt Investments, the Acacia loan, became delinquent.  In October 2009, the first mortgage holder informed the Partnership that the terms of the intercreditor agreement had become effective due to the continued default by the Acacia borrower.  As a result, the first mortgage holder must be repaid in full before the Partnership may receive any current or accrued interest or principal.  Based on management’s analysis, the Partnership placed the Acacia loan on non-accrual status and reserved the entire balance.

(Back to Index)

(Back to Index)

The following table sets forth the unaudited results of our operations for the three months ended September 30, 2009 and 2008 (in thousands, except per unit data):

	Three Months Ended
	September 30,		Increase (Decrease)
	2009	2008	Dollars	Percent
Revenues:
Rental income	$1,946	$1,916	$30	2%
Interest income from loans held for investment	111	86	25	29%
	2,057	2,002	55	3%
Expenses:
Rental operating	1,133	1,166	(33)	(3%)
Management fees – related party	197	180	17	9%
General and administrative	176	93	83	89%
Provision for loan loss	1,690	−	1,690	100%
Depreciation and amortization	619	960	(341)	(36%)
Total expenses	3,815	2,399	1,416	59%
Loss before interest expense, net	(1,758)	(397)	1,361	343%
Interest expense, net:
Interest expense, net	(647)	(651)	4	(1%)
Net loss	$(2,405)	$(1,048)	$(1,357)	129%
Weighted average limited partner units outstanding	3,712	3,656
Net loss per weighted average limited partner unit	$(0.65)	$(0.29)

Revenues – Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

         We attribute the $55,000 increase in revenues principally due to an increase of 3.8% in the weighted average occupancy rate for the respective three months offset by an increase of $24,000 in concessions.

Expenses – Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

          We attribute the $1.4 million increase in expenses principally due to the following:

●	a $33,000 decrease in operating expenses as a result of decreased painting and repairs and maintenance expenses at one property;

●	an $83,000 increase in general and administrative expenses due to increased professional fees at the fund level related to 1934 Act reporting requirements; and

●	a $1.7 million increase in the provision for loan loss related to fully reserving the delinquent Acacia loan; partially offset by,

●	a $341,000 decrease in depreciation and amortization due to four properties having fully amortized the value of their respective in-place leases.

(Back to Index)

(Back to Index)

          The following table sets forth the unaudited results of our operations for the nine months ended September 30, 2009 and 2008 (in thousands, except per unit data):

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	Dollars	Percent
Revenues:
Rental income	$5,663	$5,259	$404	8%
Interest income from loans held for investment	256	255	1	−%
	5,919	5,514	405	7%
Expenses:
Rental operating	3,369	2,764	605	22%
Management fees – related party	588	514	74	14%
General and administrative	524	315	209	66%
Provision for loan losses	1,786	−	1,786	100%
Depreciation and amortization	1,895	2,669	(774)	(29%)
Total expenses	8,162	6,262	1,900	30%
Loss before interest expense, net	(2,243)	(748)	1,495	200%
Interest expense, net:
Interest expense, net	(1,909)	(1,745)	164	9%
Net loss	$(4,152)	$(2,493)	$1,659	67%
Weighted average limited partner units outstanding	3,713	2,792
Net loss per weighted average limited partner unit	$(1.12)	$(0.89)

Revenues – Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

          We attribute the $404,000 increase in revenues principally due to an increase in the aggregate number of days (819) the properties were owned during the nine months ended September 30, 2009 as compared to the aggregate number of days (698) the properties were owned during the nine months ended September 30, 2008, as well as an increase of 5.9% in the weighted average occupancy rate for the respective nine month periods.

Expenses – Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

We attribute the $1.9 million increase in expenses principally due to the following:

●
a $605,000 increase in operating expenses due to an increase in the aggregate number of days (819) the properties were owned during the nine months ended September 30, 2009 as compared to the aggregate number of days (698) the properties were owned during the nine months ended September 30, 2009, the expenses increased including the following:

-	a $174,000 increase in real estate taxes;

-	a $148,000 increase in payroll;

-	a $121,000 increase in turnover costs;

-	a $104,000 increase in utility expenses; and

-	a $32,000 increase in repairs and maintenance

●
a $209,000 increase in general and administrative expenses primarily due to increased professional fees at the fund level related to 1934 Act reporting requirements and a $44,000 increase in hurricane clean-up costs; and

●	a $1.8 million increase in provision for loan loss related to fully reserving the delinquent Acacia loan; offset by

●	a $774,000 decrease in depreciation and amortization due to four properties having fully amortized the value of their respective in-place leases.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

          During 2007 and 2008, we raised a total of $36.8 million through the issuance of limited partnership interests, including $1.8 million from our General Partner.  The funds were used to purchase five properties and three subordinated notes, which completed our asset acquisition phase.

The following table sets forth our sources and uses of cash (in thousands) (unaudited):

	Nine Months Ended
	September 30,
	2009	2008
(Used in) provided by operating activities	$(38)	$646
Used in investing activities	(2,115)	(14,868)
(Used in) provided by financing activities	(1,510)	22,054
(Decrease) increase in cash	$(3,663)	$7,832

          Our liquidity needs consist principally of capital to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations and the control of property operating expenses as previously discussed.  The ability to generate cash from operations will depend on the occupancy rates, rental rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas or a decrease in market rates.  The rental rates charged to tenants compared to competing properties can be affected by a lack of perceived safety, convenience and attractiveness of a property.  All property budgets are under review with the following goals: maximize occupancy, minimize operating costs, and minimize capital expenditures.

          During the nine months ended September 30, 2009, some of our Properties incurred certain onetime expenses, which we do not expect to occur in the future.  During late 2008 and early 2009, Park Hill experienced a decline in occupancy due primarily to the effects of the economy.  A large number of residents worked for a government sub-contractor whose contracts were cancelled; as a result many residents terminated their leases and vacated the premises.  The high volume of move-outs focused our efforts to quickly release the property and increase occupancy.  During this period, we spent approximately $172,000 in excess of normal stabilized operating costs to accomplish that goal.  Park Hill’s average occupancy for the current quarter was 93.6%.  The property is now stabilized which we expect will prevent future dips in occupancy.

          Also, during 2009, we had a major pipe replacement project at one of our Houston, Texas property.  This massive project spiked the electricity usage at the property, causing the electricity expense to increase $104,000.  The project has now been completed.

In addition, significant transition costs were incurred after acquisition.  These non-recurring costs have been treated as operating expenses in the consolidated financial statements.

      The following table sets forth the capital expenditures incurred during the nine months ended September 30, 2009 and estimated future capital expenditures which are discretionary in nature (in thousands) (unaudited):

Apartments	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$682	$947
Villas	265	1,342
Coach Lantern	329	783
Foxcroft	279	804
Park Hill	560	1,839
Total	$2,115	$5,715

          We have spent $2.1 million on capital expenditures, such as club house and parking lot improvements, fixture upgrades, saltwater conversion of pools, and turn over costs during the nine months ended September 30, 2009.  Future discretionary capital expenditures over the remaining life of the partnership will come from both the cash reserves established when the properties were purchased and future operating cash flows.  These future expenditures are reviewed periodically and adjusted based on both operating results and market conditions.  In light of the current economic environment, estimated future capital expenditures have been revised downwards.  The cash reserves were $3.1 million at September 30, 2009.

(Back to Index)

(Back to Index)

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The principal category of market risk relevant to us is interest rate risk fluctuations.  However, since both our debt investments and our debt obligations are at fixed rates of interest, we do not have material interest rate risk exposure.  An increase in interest rates would decrease the fair value of our debt investments.  However, since we intend to and have the ability to hold these loan investments through to maturity, we believe that fluctuations in fair value during the term of these investments do not present us with material risk.

          We also have exposure to credit risk on our loan investments.  We mitigate this risk by monitoring the credit profile of the underlying borrowers.  In October 2009, the first mortgage holder informed the Partnership that the terms of the intercreditor agreement had become effective due to the continued default by the Acacia borrower.  As a result, the first mortgage holder must be repaid in full before the Partnership may receive any current or accrued interest or principal.  Therefore, the Partnership placed the Acacia loan on non-accrual status and reserved the entire balance.  During the nine months ended September 30, 2009, we recorded a $1.8 million provision for loan loss based on management’s review of the loan.  Continued delinquency could adversely impact our ability to make distributions to our limited partners.

ITEM 4.               CONTROLS AND PROCEDURES

Disclosure Controls

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

           There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

November 9, 2009	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President

November 9, 2009	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial Officer)