Form 10-K
period 2009-12-31
Resource Real Estate Investors 6 LP
filed 2010-03-29
CIK 1414964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file no. 0-53652

Resource Real Estate Investors 6, L.P.
(Exact name of registrant as specified in its charter)
Delaware	37-1548084
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Crescent Drive, Suite 203, Navy Yard Corporate Center, Philadelphia, PA 19112
(Address of principal executive offices) (Zip code)
(215) 231-7050
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interest
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-K

(Back to Index)

(Back to Index)

PART I

ITEM 1.	BUSINESS

General

Resource Real Estate Investors 6, L.P. is a Delaware limited partnership which was formed on July 26, 2007 and commenced operations on October 1, 2007.  We own in fee, operate and invest in multifamily residential rental properties, which we refer to as the Properties, located in both Maine and Texas.  We also invest in subordinated notes secured by multifamily residential rental properties located in California, Alabama and Nevada, which we refer to as Real Estate Debt Investments.  We refer to the Properties and Real Estate Debt Investments collectively as Real Estate Investments.

Our general partner, Resource Capital Partners, Inc., or the General Partner, is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs, or TICs.  Our General Partner operates and manages our Real Estate Investments on our behalf, and is responsible for evaluating, obtaining financing and refinancing for, and selling our Real Estate Investments on our behalf.  Our General Partner is an indirect wholly owned subsidiary of Resource America, Inc., or Resource America, a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

Our goals are to generate regular cash distributions from our operations, gains from the potential appreciation in the value of our Properties, and cash for our partners’ distributions from the sale or refinancing of the Properties or the sale or repayment in full of our Real Estate Debt Investments.

We will terminate on July 30, 2015, unless we are sooner dissolved or terminated.  Our General Partner from time to time, in its discretion, may extend the term for up to an aggregate of two years.  Our General Partner will have complete and exclusive discretion in the management of our business.

Our Management

As we do not have any officers, directors or employees, we rely solely on the officers and employees of our General Partner and its affiliates for the management of our Real Estate Investments.  Our General Partner and its affiliates, Resource Real Estate Management, LLC and Resource Real Estate, Inc., also conduct business activities of their own in which we will have no economic interest.  Employees of our General Partner and its affiliates who provide us with services are not required to work full-time on our affairs.  These employees devote significant time to the affairs of our General Partner and its affiliates and are compensated by our General Partner and its affiliates for the services rendered to them.  There may be significant conflicts between us and our General Partner and its affiliates regarding the availability of those employees to manage us and our Real Estate Investments.

Real Estate Manager

Resource Real Estate Management, LLC, or Resource Real Estate Management, a wholly owned subsidiary of our General Partner, manages or supervises the management of our Real Estate Investments under a real estate management agreement with us or the entity owning legal title to the Real Estate Investment in which we are participating.  Resource Real Estate Management is a Delaware limited liability company that was formed in 2005 for the purpose of managing the real estate investments of our General Partner and its affiliates either for their own account or for other real estate programs.  In October of 2007, Resource Real Estate Management, Inc., d/b/a Resource Residential, a wholly owned subsidiary of Resource America, was formed to manage the real estate investments of Resource Real Estate Management.

Resource Real Estate, Inc., or Resource Real Estate, an indirect wholly owned subsidiary of Resource America, is the parent company of our General Partner and an affiliate of Resource Real Estate Management, which will also manage our Real Estate Investments.

Distribution Allocations

Distributable cash, which includes both distributable cash from operations as well as from capital transactions, will be distributed as described below.  Distributable cash from operations will be distributed in the following order of priority:

•
first, 100% to the limited partners until they have each received distributions from us, including distributions of distributable cash from capital transactions, equal to their respective preferred return of 8.25% if they subscribed for their units on or before December 31, 2007 or 8% if they subscribed for their units after December 31, 2007, or Preferred Return; and

•	thereafter, 80% to the limited partners and 20% to our General Partner.

(Back to Index)

(Back to Index)

Distributable cash from capital transactions, which includes cash received from the sale or refinancing of a Property, or the sale or repayment in full of all outstanding principal and interest due and owing to us on a Real Estate Debt Investment, will be distributed in the following order of priority:

•	first, 100% to our limited partners until they have each received distributions from us, including distributions of distributable cash from operations, equal to their respective Preferred Return;

•	second, 100% to our limited partners until their respective adjusted capital contribution has been reduced to zero; and

•	thereafter, 80% to our limited partners and 20% to our General Partner.

Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of the date of this report 3,000 units have been redeemed.

Sale of Units

From October 1, 2007 through May 19, 2008, we privately sold our limited partnership units at $10.00 per unit to accredited investors, as that term is defined in Rule 501(a) of Regulation D of the Securities Act.  We sold a total of 3,713,492 units, including 204,678 units to our General Partner, for total proceeds, before commission, fees and expenses, of approximately $36.8 million.  We refer to these sales herein as the Offering.  Chadwick Securities, Inc., an affiliate of our General Partner, served as a dealer-manager in the Offering.

ITEM 1A.	RISK FACTORS

Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Unresolved staff comments have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

See Item 7 – “Overview.”

ITEM 3.	LEGAL PROCEEDINGS

We are not subject to any pending material legal proceedings.

ITEM 4.	[OMITTED AND RESERVED]

Omitted and reserved pursuant to SEC Release 33-9089A.

(Back to Index)

(Back to Index)

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our limited partner units are not publicly traded.  There is no market for our limited partner units and it is unlikely that any will develop.  The following table shows the number of equity security holders:

	As of December 31,
Title of Class	2009	2008
Limited Partner units	3,711,742	3,713,492
Number of Limited Partners	581	583

As of the date of this report, 3,703,492 limited partnership units are outstanding.  We pay distributions monthly.  No distributions were paid to the General Partner for either year.  Total distributions paid to limited partners for the years ended December 31, 2009 and 2008 were $2.0 million and $1.5 million, respectively.  The following tables details these distributions by month for the years ended December 31.

	2009		2008
	Distributions	Per Unit	Distributions	Per Unit
January	$165,000	$0.044	$34,000	$0.025
February	165,000	0.044	55,000	0.033
March	165,000	0.044	63,000	0.028
April	165,000	0.044	89,000	0.029
May	167,000	0.045	109,000	0.030
June	167,000	0.045	157,000	0.044
July	167,000	0.045	158,000	0.044
August	167,000	0.045	158,000	0.043
September	167,000	0.045	158,000	0.043
October	167,000	0.045	158,000	0.043
November	167,000	0.045	158,000	0.043
December	167,000	0.045	165,000	0.044
Total distributions for the year	$1,996,000	$0.536	$1,462,000	$0.449

    We do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected.  Some of the information presented is forward-looking in nature.  Although the information is based on our current expectations, actual results could vary from expectations stated in this report.  Numerous factors will affect our actual results, some of which are beyond our control.  You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information.

(Back to Index)

(Back to Index)

Overview

We are a Delaware limited partnership that was formed on July 26, 2007 and commenced operations on October 1, 2007.  Through our wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in both Maine and Texas.  We also invest through a wholly owned subsidiary in subordinated notes that are secured by multifamily residential rental properties located in California, Alabama and Nevada.  We refer to our property investments as our Properties, our debt investments as our Real Estate Debt Investments, and collectively refer to our Properties and Real Estate Debt Investments as our Real Estate Investments.

As of December 31, 2009, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

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

The following table sets forth operating statistics about our multifamily residential rental properties for the years ended December 31, 2009 and 2008:

Property	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	2009	2008 (4)	2009	2008	2009	2008
Memorial Towers	91.4%	92.0%	$1.03	$1.02	76%	79%
Villas	90.7%	88.2%	$0.80	$0.80	72%	76%
Coach Lantern	92.1%	90.8%	$0.90	$0.89	50%	50%
Foxcroft	92.6%	92.7%	$0.93	$0.95	45%	44%
Park Hill	87.8%	78.2%	$0.71	$0.68	85%	81%

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

(4)
We have changed the information in this column from that previously disclosed to reflect the weighted average annual occupancy rate.  As disclosed in prior filings, the occupancy rates were Memorial Towers 92.9%, Villas 88.6%, Coach Lantern 86.7%, Foxcroft 88.5% and Park Hill 74.0%.

We also own three subordinated notes through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments, as follows (in thousands, except units and percentages):

Real Estate Debt Investments	Face Value of Note	Carrying Value of Note as of December 31, 2009		Stated Interest Rate	Number of Units	Location
Acacia Park or Acacia	$2,000	$	−	10.27%	304	San Bernardino, California
Hillwood	$400	$	−	10.97%	118	Montgomery, Alabama
Southern Cove	$500	$	−	12.75%	100	Las Vegas, Nevada

(Back to Index)

(Back to Index)

Results of Operations

We generate our income from both the net revenues we receive from our Properties and from debt service payments made to us on our Real Estate Debt Investments.  We also may, in the future, generate funds from the sale or refinancing of our Properties or the sale or repayment of our Real Estate Debt Investments.  Because we acquired our Real Estate Investments in late 2007 and early 2008, we do not expect that we will sell or refinance our Properties for at least the next year.  With respect to our Real Estate Debt Investments, while economic conditions in the United States did not affect us in 2008, in 2009 all three loans were materially adversely affected, as discussed below, and were placed on non-accrual status.  Once we place a loan on non-accrual, we recognize revenue only as cash is received.  We have established an allowance for loan loss of approximately $2.7 million to fully reserve all three loans.  Should the current recession continue or intensify, we could experience lower occupancy and lower rental revenues and higher operating costs all of which could harm our operations and financial condition, reduce the value of our Real Estate Investments and adversely affect the distributions to our limited partners.

Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.

The amount of rental revenues from our Properties depends upon the occupancy rate and concessions granted.  Our Properties experienced an overall increase in the average occupancy rate during the year ended December 31, 2009 of approximately 2.5%, with an average occupancy rate of 90.9% over the twelve month period as compared to an average occupancy rate in 2008 of 88.4%.  The average occupancy rate at December 31, 2009 was approximately 91.3%.  During 2008, we had experienced a downward trend in the occupancy rate at one of our Properties while the rates at the other Properties remained stable.  We attributed the 2008 occupancy rate decrease to the rapid increase in unemployment throughout the United States, which had affected some of our resident base.  In particular, the occupancy rates of Park Hill, one of our San Antonio, Texas properties, decreased due to significant layoffs at a nearby employer.  Unemployment among our resident base will often result in higher bad debt expenses as well as tenants moving out of apartment units prior to the expiration of their lease term.

The aggressive property-level programs that have been deployed by our Properties have led to the increase in occupancy rates experienced during the year ended December 31, 2009, including, in particular, our lease assurance program and our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our lease assurance program, we are marketing our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renewal leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.

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

Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we expect to spend approximately $5.7 million in the next seven years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to cause our occupancy rates and our cash flow from operating activities to increase.

(Back to Index)

(Back to Index)

Our income from our Real Estate Debt Investments is derived from the interest we earn on those investments.  Because the interest is payable at fixed rates, our income on these investments is not affected by changes in market rates of interest.  Our income will, however, be affected by the ability of the properties underlying our Real Estate Debt Investments to generate sufficient revenue to cover interest owed to the senior lenders and to us.  During the year ended December 31, 2009, all three of our Real Estate Debt Investments became delinquent.  The senior lenders on the properties have indicated to us that they have formally declared their loans to be in default.  As a result of the recession in the United States, each of the properties underlying our Real Estate Debt Investments has experienced increased vacancy rates.  Vacancy rates at the property underlying the Acacia loan were approximately 8.2% in 2009, which was up from 6% in 2008, primarily due to the increase in the availability of single family homes for rent and unemployment in the surrounding market.  At the property underlying the Hillwood loan, the apartment market remains the weakest of the four major markets in Alabama averaging an 87.4% occupancy rate compared to 89.7% in 2008 with decreases in effective rent of approximately 2.2%.  In Central Las Vegas, where the property underlying the Southern Cove loan is located, we expect an increase in the vacancy rate from the current 6.5% to approximately 7.4%.  While all three borrowers are working to increase occupancy at their respective properties, they are having difficulty due to the poor economic conditions in the markets where these properties are located.  The senior lenders on of all three notes informed us that, because of borrowers’ defaults, the post default payment terms of the intercreditor agreements between the senior lenders and us had become effective.  Pursuant to these agreements, the senior lenders must be repaid in full before we may receive any current or accrued interest or principal.  Based on management’s analysis, we placed all three loans on non-accrual status and reserved the entire balance.

The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	December 31,		Increase (Decrease)
	2009	2008	Dollars	Percent
Revenues:
Rental income	$7,550	$7,099	$451	6.4%
Interest income from loans held for investment	170	337	(167)	(49.6%)
	7,720	7,436	284	3.8%
Expenses:
Rental operating	4,404	4,057	347	8.6%
Management fees – related parties	784	711	73	10.3%
General and administrative	612	501	111	22.2%
Provision for loan loss	2,603	−	2,603	100.0%
Depreciation and amortization	2,551	3,554	(1,003)	(28.2%)
Total expenses	10,954	8,823	2,131	24.2%
Loss before interest expense, net	(3,234)	(1,387)	(1,847)	133.2%

Interest expense, net	(2,558)	(2,335)	(223)	9.6%
Net loss	$(5,792)	$(3,722)	$(2,070)	55.6%
Weighted average number of limited partner units outstanding	3,712	3,024

Net loss per weighted average limited partner unit	$(1.56)	$(1.23)

Revenues – Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

We attribute the $284,000 increase in revenues principally to an increase in the aggregate number of days (1,825) we owned the Properties during the year ended December 31, 2009 as compared to the aggregate number of days (1,707) we owned the Properties during the year ended December 31, 2008, as well as an increase of 3.9% in the weighted average occupancy rate for the year ended December 31, 2009 as compared to the year ended December 31, 2008.  This increase was partially offset by reduced interest income from the loans held for investment as a result of their default.

(Back to Index)

(Back to Index)

Expenses – Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

We attribute the $2.1 million increase in expenses principally to the following:

•
a $347,000 increase in operating expenses due to an increase in the aggregate number of days (1,825) we owned the Properties during the year ended December 31, 2009 as compared to the aggregate number of days (1,707) we owned the Properties during the year ended December 31, 2009. The increased expenses include the following:

-	a $119,000 increase in real estate taxes;

-	a $136,000 increase in payroll; and

-	a $91,000 increase in turnover costs.

•	a $73,000 increase in management fees directly related to the increase in rental income;

•
a $111,000 increase in general and administrative expenses primarily due to increased professional fees relating to requirements that we register and report under the Securities Exchange Act of 1934; and

•	a $2.6 million increase in provision for loan loss related to fully reserving all three of our Real Estate Debt Investments.

These increases were partially offset by:

•	a $1.0 million decrease in depreciation and amortization due to four properties having fully amortized the value of their respective in-place leases.

Liquidity and Capital Resources

We obtained our initial equity capital of $36.8 million through the issuance of limited partnership units, including $1.8 million of limited partnership units purchased by our General Partner.  The funds were used to purchase five properties and three subordinated notes, which completed our asset acquisition phase.

The following table sets forth our sources and uses of cash (in thousands):

	December 31,
	2009	2008
(Used in) provided by operating activities	$(44)	$1,211
Used in investing activities	(2,460)	(15,590)
(Used in) provided by financing activities	(2,011)	21,146
	$(4,515)	$6,767

Our liquidity needs consist principally of funds to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations and to control property operating expenses.  The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas or a decrease in market rates.  The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property.

During the year ended December 31, 2009, two of our Properties incurred one-time expenses, which we do not expect to occur in the future.  During late 2008 and early 2009, we experienced a decline in occupancy at Park Hill because a large number of residents worked for a government subcontractor whose contracts were cancelled; as a result, many residents terminated their leases and vacated the premises.  The high volume of move-outs focused our efforts to quickly re-lease the property and increase occupancy.  During this period, we spent approximately $89,000 in excess of normal stabilized operating costs to accomplish that goal, including additional payroll for leasing personnel.  Park Hill’s average occupancy for the current quarter was 94.1%.  The property is now stabilized which we expect will prevent future dips in occupancy.  Moreover, at Memorial Towers in 2009, we had a major pipe replacement project which caused the electricity usage at the property to increase which in turn increased our electricity expense by $45,000.  The project has now been completed and the expense has since decreased.  In addition, significant transition costs were incurred after acquisition in order to correct maintenance deferred by the previous owners.  These costs have been treated as operating expenses in the consolidated financial statements.

(Back to Index)

(Back to Index)

The following table sets forth the capital expenditures incurred during the year ended December 31, 2009 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$840	$947
Villas	299	1,342
Coach Lantern	344	772
Foxcroft	352	804
Park Hill	625	1,819
Totals	$2,460	$5,684

We have spent $2.5 million on capital expenditures, such as club house and parking lot improvements, fixture upgrades, saltwater conversion of pools, elevator system upgrades, playground replacement, pipe replacement project and turn over costs during the year ended December 31, 2009.  Future discretionary capital expenditures over our remaining life will come from both the cash reserves established when the properties were purchased and future operating cash flows.  These future expenditures are reviewed periodically and adjusted based on both operating results and market conditions.  In light of the current economic environment, estimated future capital expenditures have been revised downwards in the expectation that the return on the additional investment will not be positive.  The cash reserves were $2.4 million at December 31, 2009.

Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of the date of these financial statements 3,000 units have been redeemed.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to certain accrued liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to our business operations and the understanding of our results of operations.

Property Acquisitions. We allocated the purchase price of acquired properties to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their relative fair values.  The value of in-place leases is amortized over twelve months on a straight line basis.

(Back to Index)

(Back to Index)

Impairment.  We review the carrying value of each Property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, we will record an impairment charge to reduce the carrying amount for that asset to its estimated fair value.  There have been no impairments recognized on our Properties for the years ended December 31, 2009 and 2008.

Loans held for Investment. We consider a loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on market price, if available, the fair value of the collateral less estimated disposition costs, or the present value of estimated cash flows.

We consider general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors that may affect the underlying value of real estate when considering whether our Real Estate Debt Investments are impaired.  The value of our Real Estate Debt Investments may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing.  Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms.  In addition, we continuously monitor collections and payments from our borrowers and maintain an allowance for estimated losses based upon our historical experience and knowledge of specific borrower collection issues.

For the year ended December 31, 2009, a $2.6 million provision for loan loss was recorded and is included on the consolidated statements of operations.  See “– Results of Operations" for a discussion of this provision.  No such provision was deemed necessary for the year ended December 31, 2008.  At December 31, 2009 and 2008, the allowance for loan loss was $2.6 million and $0, respectively.

Revenue Recognition.  Our revenue is primarily derived from the rental of residential housing units with lease agreement terms of approximately twelve months.  We recognize revenue in the period that rent is earned, which is on a monthly basis.

We recognize rent as income on a straight-line basis over the term of the lease for leases with varying rental payments.  We also recognize any incentives included in the lease on a straight-line basis over the term of the lease.

Off-Balance Sheet Arrangements

As of December 31, 2009 and 2008, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board, or FASB, indentified the FASB Accounting Standards Codification, or ASC, as the authoritative source of GAAP other than guidance put forth by the U.S. Securities and Exchange Commission.  All other accounting literature not included in the ASC will be considered non-authoritative.  We adopted this standard in the third quarter of 2009 and revised our disclosures accordingly.

In January 2010, the FASB issued new guidance for fair value measurements and disclosures.  The guidance requires new disclosures for transferring in and out of Level 1 and Level 2 amounts and clarifies existing disclosures regarding levels of disaggregation and inputs surrounding valuation techniques.  The guidance will be effective for interim and annual periods beginning after December 15, 2009.  We do not expect adoption will have a material impact on our consolidated financial statements.  In addition, the guidance requires new disclosure surrounding activity in Level 3 fair value measurements, to present separately information about purchases, sales, issuances and settlements.  This guidance will be effective for interim and annual periods beginning after December 15, 2010.  Adoption will require additional disclosure to break out such categories in the notes to our consolidated financial statements.

In December 2009, the FASB issued new guidance for improving financial reporting for enterprises involved with variable interest entities, or VIEs, regarding power to direct the activities of a VIE as well as obligations to absorb the losses.  We adopted this guidance in the fourth quarter of 2009.  Adoption did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued new guidance for evaluating the fair value of liabilities.  The guidance clarifies techniques for valuing liabilities in circumstances where a quoted price or quoted price for an identical liability is not available.  The provisions of this guidance were effective in the third quarter of 2009 and our adoption did not have a material impact on our consolidated financial statements.

(Back to Index)

(Back to Index)

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the issuance of the financial statements.  Provisions for this guidance are effective for the interim period ending June 30, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance which requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired and/or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. This standard is effective for us for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after September 30, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance for estimating fair value, when the volume and level of activity for the asset or liability have significantly decreased.  The FASB also provided guidance on identifying circumstances that indicate a transaction is not orderly.  Issued guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of fair value measurement remains the same. Provisions for this guidance are effective for interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  It provides guidelines for making fair value measurements more consistent with the fair value measurement principles when the volume and level of activity for the asset or liability have decreased significantly.  It also enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  Finally, it provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  Provisions for this guidance are effective for interim periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2008, the FASB amended the factors to be considered in developing a renewal or extension of assumptions used for purpose of determining the useful life of a recognized intangible asset.  This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset and is effective for us in 2010.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal category of market risk relevant to us is interest rate risk fluctuations.  However, since both our debt investments and our debt obligations are at fixed rates of interest, we do not have material interest rate risk exposure.  An increase in interest rates would decrease the fair value of our debt investments.  However, since we intend to and have the ability to hold these investments through to maturity, we believe that fluctuations in fair value during the term of these investments due to interest rate changes do not present us with material risk.

We also have exposure to credit risk on our loan investments.  We mitigate this risk by monitoring the credit profile of the underlying borrowers.  During the year ended December 31, 2009 our three Real Estate Debt Investments, became delinquent.  The first mortgage holders of all three notes informed us that the post default payment terms of the intercreditor agreements had become effective due to the default by the borrowers.  As a result, the first mortgage holders must be repaid in full before we may receive any current or accrued interest or principal.  Based on management’s analysis, we placed all three loans on non-accrual status and reserved the entire balance.  During the year ended December 31, 2009, we recorded a $2.6 million provision for loan loss based on management’s review of the loans.  Continued delinquency could adversely impact our ability to make distributions to our limited partners.

(Back to Index)

(Back to Index)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Resource Real Estate Investors 6, L.P.

We have audited the accompanying consolidated balance sheets of Resource Real Estate Investors 6, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for the years then ended.  Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a)2.  These consolidated financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource Real Estate Investors 6, L.P. and subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 26, 2010

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2009	2008
ASSETS
Rental property, at cost:
Land	$7,430	$7,430
Buildings and improvements	57,805	55,650
Personal property	1,656	818
Construction in progress	7	540
	66,898	64,438
Accumulated depreciation and amortization	(6,145)	(3,594)
	60,753	60,844

Cash	3,712	8,227
Restricted cash	1,256	1,461
Tenant receivables, net	27	49
Insurance proceeds receivable	−	100
Loans held for investment, net	−	2,592
Prepaid expenses and other assets	156	216
Deferred financing costs, net	1,736	1,954
	$67,640	$75,443
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$45,274	$45,274
Accounts payable and accrued expenses	1,216	1,744
Accrued interest expense	202	202
Payables to related parties	1,188	622
Prepaid rent	117	191
Security deposits	140	104
Total liabilities	48,137	48,137

Partners’ capital	19,503	27,306

Total liabilities and partners’ capital	$67,640	$75,443

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended
	December 31,
	2009	2008
Revenues:
Rental income	$7,550	$7,099
Interest income from loans held for investment	170	337
	7,720	7,436

Expenses:
Rental operating	4,404	4,057
Management fees – related parties	784	711
General and administrative	612	501
Provision for loan loss	2,603	−
Depreciation and amortization	2,551	3,554
Total expenses	10,954	8,823
Loss before interest expense, net	(3,234)	(1,387)

Interest expense, net	(2,558)	(2,335)
Net loss	$(5,792)	$(3,722)

Weighted average number of limited partner units outstanding	3,712	3,024

Net loss per weighted average limited partner unit	$(1.56)	$(1.23)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(in thousands, except units)

	General	Limited Partners
	Partner	Units	Amounts	Total
Balance at January 1, 2008	$1	1,144,839	$10,016	$10,017
Capital contribution	−	2,568,653	25,484	25,484
Offering costs	−	−	(2,991)	(2,991)
Distributions	−	−	(1,483)	(1,483)
Net loss	−	−	(3,722)	(3,722)
Balance at December 31, 2008	1	3,713,492	27,305	27,306
Distributions	−	−	(1,996)	(1,996)
Redemptions, net	−	(1,750)	(15)	(15)
Net loss	−	−	(5,792)	(5,792)
Balance at December 31, 2009	$1	3,711,742	$19,502	$19,503

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,792)	$(3,722)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,551	3,554
Amortization of deferred financing costs	218	172
(Accretion) amortization of discount and direct loan fees and costs	(11)	(21)
Provision for loan loss	2,603	−
Changes in operating assets and liabilities:
Restricted cash	205	(692)
Tenant receivables	22	(6)
Prepaid expense and other assets	60	150
Insurance proceeds receivable	100	(100)
Accounts payable and accrued expenses	(528)	1,658
Accounts payable − related party	566	(137)
Accrued interest	−	202
Prepaid rent	(74)	180
Security deposits	36	(28)
Net cash (used in) provided by operating activities	(44)	1,211

Cash flows from investing activities:
Property acquisitions	−	(13,272)
Capital expenditures	(2,460)	(2,318)
Net cash used in investing activities	(2,460)	(15,590)

Cash flows from financing activities:
Repayment of related party payable	−	(406)
Capital contributions	−	26,025
Redemption, net	(15)	−
Distributions to limited partners	(1,996)	(1,483)
Offering costs	−	(2,991)
Net cash (used in) provided by financing activities	(2,011)	21,146

Net (decrease) increase in cash	(4,515)	6,767
Cash at beginning of year	8,227	1,460
Cash at end of year	$3,712	$8,227

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates and invested in multifamily residential rental properties located in Maine and Texas.  The Partnership also invested in subordinated notes secured by multifamily residential properties located in California, Alabama and Nevada.  R-6 was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or “the GP”), is in the business of sponsoring and managing real estate investment limited partnership and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.0% limited partnership interest in the Partnership at December 31, 2009.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

The Partnership will continue until July 30, 2015, unless terminated earlier in accordance with the First Amended and Restated Agreement of Limited Partnership (the “Agreement”).  The GP has the right to extend the Partnership term for two one-year periods following the initial termination date, provided that all such extensions may not exceed two years in the aggregate.

The Agreement provides that income is allocated as follows: first, to the partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts; second, to the partners in proportion to the allocations of Distributable Cash (as defined in the Agreement); and third, 100% to the limited partners (“LPs”).  All losses are allocated as follows: first, 100% to the LPs until the LPs have been allocated losses equal to the excess, if any, of their aggregate capital account balances over the aggregate Adjusted Capital Contributions (as defined in the Agreement); second, to the partners in proportion to and to the extent of their respective remaining positive capital account balances, if any; and third, 100% to the LPs.

Distributable cash from operations, payable monthly, as determined by the GP, is first allocated 100% to the LPs until the LPs  have received their Preferred Return (as defined in the Agreement); and thereafter, 80% to the LPs and 20% to the GP.  The Preferred Return is generally an annual return on the adjusted capital contributions of 8.25% for 2007 investors and 8.0% for 2008 investors.

Distributable cash from capital transactions, as determined by the GP, is first allocated 100% to the LPs until the LPs have received their Preferred Return; second, 100% to the LPs until their Adjusted Capital Contributions have been reduced to zero; and thereafter, 80% to the LPs and 20% to the GP.

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Principles of Consolidation – (Continued)

The Partnership owns a 100% interest in RRE Funding II, LLC (“Funding”), which owns three mezzanine notes with a combined face value of $2.9 million.

All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Partnership estimates the allowance for uncollectible receivables and loan losses and adjusts the balance quarterly.  Actual results could differ from those estimates.

Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2009 and 2008, the Partnership paid $2.4 million and $2.1 million, respectively, in cash for interest.  For additional supplemental cash flow information, see Note 3.

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

The Partnership is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2006 through 2009.

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

The future minimum rental payments to be received from noncancelable operating leases is approximately $3.8 million and $61,000 for the years ending 2010 and 2011, respectively, and none thereafter.

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Loans Held for Investment, Net – (Continued)

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

For the year ended December 31, 2009, a $2.6 million provision for loan loss was recorded and is included on the consolidated statements of operations.  No such provision was deemed necessary for the year ended December 31, 2008.  At December 31, 2009 and 2008, the allowance for loan loss was $2.6 million and $0, respectively.

Long-Lived Assets

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  There was no impairment loss for the years ended December 31, 2009 and 2008.

Rental Properties

Rental properties are carried at cost, net of accumulated depreciation.  Buildings and improvements and personal property are depreciated for financial reporting purposes on the straight-line method over their estimated useful lives.  The value of in place leases is amortized over twelve months on a straight line basis.  For income tax reporting purposes, the Partnership uses the Modified Accelerated Cost Recovery System.  Useful lives used for calculating depreciation for financial reporting purposes are as follows:

Buildings and improvements	5 - 27.5 years
Personal property	3 - 15 years

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $207,000 and $161,000 for the years ended December 31, 2009 and 2008, respectively.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash.  At December 31, 2009, the Partnership had $4.0 million of deposits at various banks of which $2.0 million was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

Tenant Receivables, Net

Tenant receivables are stated in the financial statements net of an allowance for uncollectible receivables.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At December 31, 2009 and 2008, $0 and $1,000, respectively, is included in the allowance for uncollectible receivables.

Recently Issued Financial Accounting Standards

In June 2009, the Financial Accounting Standards board (“FASB”) indentified the FASB Accounting Standards Codification (“ASC”) as the authoritative source of GAAP other than guidance put forth by the U.S. Securities and Exchange Commission.  All other accounting literature not included in the ASC will be considered non-authoritative.  The Partnership adopted this standard in the third quarter of 2009 and revised its disclosures accordingly for references to GAAP.

In January 2010, the FASB issued new guidance for fair value measurements and disclosures.  The guidance requires new disclosures for transferring in and out of Level 1 and Level 2 amounts and clarifies existing disclosures regarding levels of disaggregation and inputs surrounding valuation techniques.  The guidance will be effective for interim and annual periods beginning after December 15, 2009.  The Partnership does not expect adoption will have a material impact on our consolidated financial statements.  In addition, the guidance requires new disclosure surrounding activity in Level 3 fair value measurements, to present separately information about purchases, sales, issuances and settlements.  This guidance will be effective for interim and annual periods beginning after December 15, 2010.  Adoption will require additional disclosure to break out such categories in the notes to the Partnership’s consolidated financial statements.

In December 2009, the FASB issued new guidance for improving financial reporting for enterprises involved with variable interest entities (“VIE”) regarding power to direct the activities of a VIE as well as obligations to absorb the losses.  The Partnership adopted this guidance in the fourth quarter of 2009.  The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements.

In August 2009, the FASB issued new guidance for evaluating the fair value of liabilities.  The guidance clarifies techniques for valuing liabilities in circumstances where a quoted price or quoted price for an identical liability is not available.  The provisions of this guidance were effective in the third quarter of 2009 and the Partnership’s adoption did not have a material impact on the Partnership’s consolidated financial statements.

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the issuance of the financial statements.  Provisions for this guidance are effective for the interim period ending June 30, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements.

In April 2009, the FASB issued guidance which requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired and/or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. This standard is effective for the Partnership for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after September 30, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recently Issued Financial Accounting Standards – (Continued)

In April 2009, the FASB issued guidance for estimating fair value, when the volume and level of activity for the asset or liability have significantly decreased. Providing guidance on identifying circumstances that indicate a transaction is not orderly. Issued guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of fair value measurement remains the same. Provisions for this guidance are effective for interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements.

In April 2009, the FASB issued guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  It provides guidelines for making fair value measurements more consistent with the fair value measurement principles when the volume and level of activity for the asset or liability have decreased significantly.  It also enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  Finally, it provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  Provisions for this guidance are effective for interim periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements.

In April 2008, the FASB amended the factors to be considered in developing a renewal or extension of assumptions used for purpose of determining the useful life of a recognized intangible asset.  This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset and is effective for the Partnership in 2010. The adoption of this guidance is not expected to have a material impact on the Partnership’s consolidated financial statements.

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

The following table presents the purchase price allocation to the assets and liabilities assumed, with respect to acquisitions made in 2008, based on the fair values at the date of acquisition (in thousands):

	Park Hill	Coach Lantern	Foxcroft
Date acquired	02/29/08	01/29/08	01/29/08

Land and buildings	$14,900	$10,800	$12,000
Acquisition costs	429	366	335
Purchase price	15,329	11,166	12,335

Mortgage notes payable	(10,430)	(7,884)	(8,760)
Financing costs	564	321	416
Escrowed funds and advances	551	46	66
Other liabilities and assets assumed, net	(49)	65	83
Cash paid for property acquisitions	5,965	3,714	4,140
Less deposits paid in the prior year	(270)	(131)	(146)
Cash paid of acquisition date	$5,695	$3,583	$3,994

Allocation of value to in-place leases	$470	$286	$212

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2009

NOTE 4 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	Real Estate Taxes	Insurance	Capital Improvements	Total
December 31, 2009	$846	$88	$322	$1,256

December 31, 2008	$763	$124	$574	$1,461

NOTE 5 − LOANS HELD FOR INVESTMENT, NET

A summary of loans held for investment, net, at December 31, 2009 follows (in thousands):

	Acacia		Hillwood		Southern Cove		Totals
Loan principal		$2,000		$400		$500		$2,900
Discount		(400)		(40)		(10)		(450)
Direct loan fees and costs		79		18		24		121
Accumulated amortization and accretion, net		29		4		(1)		32
Allowance for loan losses		(1,708)		(382)		(513)		(2,603)
Carrying amount of loan	$	−	$	−	$	−	$	−

A summary of loans held for investment, net, at December 31, 2008 follows (in thousands):

	Acacia	Hillwood	Southern Cove	Totals
Loan principal	$2,000	$400	$500	$2,900
Discount	(400)	(40)	(10)	(450)
Direct loan fees and costs	79	18	24	121
Accumulated amortization and accretion, net	20	2	(1)	21
Carrying amount of loan	$1,699	$380	$513	$2,592

	Acacia	Hillwood	Southern Cove
Maturity date	08/11/16	01/08/17	05/08/17
Interest rate	10.27%	10.97%	12.75%
Average monthly payment	$17,952	$3,799	$5,313

All loans are interest only through maturity.  During the year ended December 31, 2009, all three loans became delinquent.  The first mortgage holders informed the Partnership that the post default payment terms of the intercreditor agreements had become effective due to the continued default by the borrowers.  Pursuant to these agreements, the first mortgage holders must be repaid in full before the Partnership may recover any current or accrued interest or principal.  Based on management’s analysis, the Partnership placed all three loans on non-accrual status and provided an allowance for the entire balances during the third and fourth quarters of 2009.  At December 31, 2008, all three loans were current.

The following table summarizes the activity in the allowance for loan loss (in thousands):

Balance, beginning of year	$	−
Provision for loan losses		2,603
Charge-offs		−
Balance, end of year		$2,603

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2009

NOTE 6 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of December 31, 2009 and 2008 was 390,000 and $172,000 respectively.  Estimated amortization expense of the Property’s existing deferred financing costs for the next five years and thereafter, is as follows (in thousands):

2010	$229
2011	241
2012	253
2013	267
2014	281
Thereafter	465
$1,736

NOTE 7 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands):

				Average
			Annual	Monthly
	Principal	Maturity	Interest	Debt
Property	Balance	Date	Rate	Service
Park Hill Apartments	$10,430	03/01/2018	5.05%	$44	(1)
Foxcroft Apartments	8,760	02/01/2015	4.92%	$36	(2)
Coach Lantern Apartments	7,884	02/01/2015	4.92%	$32	(2)
Memorial Towers	7,400	01/01/2017	5.49%	$34	(3)
Villas at Henderson Pass	10,800	01/01/2017	5.48%	$49	(3)
Total	$45,274

(1)      Interest only through March 1, 2013; monthly payment including principal and interest, effective April 1, 2013
(2)      Interest only through the maturity date.
(3)      Interest only through January 1, 2013; monthly payment including principal and interest, effective February 1, 2013

Annual principal payments on the mortgage notes payable for each of the next five years, and thereafter, are as follows (in thousands):

2010	$	−
2011		−
2012		−
2013		320
2014		395
Thereafter		44,559
		$45,274

The mortgage notes payable are with recourse only to the properties securing them subject to certain limited standard exceptions, as defined in the mortgage notes, which the General Partner has guaranteed (“carveouts”).  These carveouts relate to the total debt and expire as the notes are paid down.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2009

NOTE 8 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Payables to related parties are summarized in the following table (in thousands):

	December 31,
	2009	2008
Payables to related parties:
RCP (a)	$666	$309
Resource Real Estate Management, LLC (“RREML”) (b)	479	262
Resource Real Estate Management, Inc. (“RREMI”) (c)	43	51
	$1,188	$622

(a)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  At December 31, 2009 and 2008, the LPs had not received their Preferred Return; therefore, the balance includes $655,000 and $305,000, respectively, of investment management fees, as well as $11,000 and $3,900 due to RCP for the reimbursement of advances to cover ordinary operating expenses.

(b)
RREML is a wholly owned subsidiary of RCP.  At December 31, 2009 and 2008, the balance includes accrued property management fees of $391,000 and $233,000, respectively, and accrued debt management fees of $88,000 and $29,000, respectively.

(c)
RREMI is an indirect wholly owned subsidiary of RAI which is engaged by RREML as the manager of the Partnership’s properties.  During the ordinary course of business, RREMI advances funds for ordinary operating expenses on behalf of the properties; these advances are repaid within a few days.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized in the following table (in thousands):

	Years Ended
	December 31,
	2009		2008
RCP:
Acquisition fees (1)	$	−	$750
Debt placement fees (1)		−	474
Organization and offering expense (2)		−	618
Investment management fees (3)		349	305
Interest expense (4)		−	50
RREML:
Property management fees (5)		376	350
Debt management fees (6)		59	59
Ledgewood P.C. (“Ledgewood”) – payment of legal services (7)		30	60
Chadwick Securities, Inc. (“Chadwick”):
Underwriting fees (8)		−	482
Payment of commissions (9)		−	1,649
Nonaccountable marketing and due diligence expenses (10)		−	241

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

(3)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  At December 31, 2009 and 2008, $655,000 and $305,000, respectively, of these fees had been subordinated and payment deferred.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2009

NOTE 8 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (Continued)

(4)
During the year ended December 31, 2008, the Partnership borrowed $6.5 million from RCP to facilitate the purchase of two properties.  The note bore interest at the prime rate and was paid in full in April 2008.

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

(7)
Until 1996, the Chairman of RAI was of counsel to the Ledgewood law firm.  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, he receives certain payments from Ledgewood.  Until March 2006, a current executive of RAI was the managing member of Ledgewood.  This executive remained of counsel to Ledgewood through June 2007, at which time he became Executive Vice President of RAI.  In connection with his separation, this executive is entitled to receive payments from Ledgewood through 2013.

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

NOTE 9 – INSURANCE PROCEEDS

On September 13, 2008, a check valve failed causing substantial water damage to Memorial Towers.  The repairs to the damaged property, totaling approximately $329,000 were expensed in the fourth quarter of 2008, net of a $100,000 partial advance from the insurance company received in February 2009.  In May 2009, the insurance company issued an additional $25,000 advance.  As of December 31, 2009, the Partnership is still negotiating with the insurance company on a final settlement, net of a $10,000 policy deductible.

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

The estimated fair values of the Partnership’s financial instruments are as follows (in thousands):

	December 31, 2009				December 31, 2008
	Carrying Amount		Fair Value		Carrying Amount	Fair Value
Loans Held for Investment, Net:
Acacia	$	−	$	−	$1,699	$1,584
Hillwood		−		−	380	330
Southern Cove		−		−	513	451
	$	−	$	−	$2,592	$2,365
Mortgage Notes Payable:
Memorial Towers		$7,400		$7,322	$7,400	$7,180
Villas at Henderson Pass		10,800		10,680	10,800	10,472
Foxcroft Apartments		8,760		8,402	8,760	8,211
Coach Lantern Apartments		7,884		7,590	7,884	7,421
Park Hill Apartments		10,430		10,037	10,430	9,793
		$45,274		$44,031	$45,274	$43,077

(Back to Index)

(Back to Index)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our general partner, including its chief executive officer and its chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of the chief executive officer and chief financial officer of our general partner, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our general partner is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our general partner assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, the general partner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework.  Based upon this assessment, our general partner concluded that, as of December 31, 2009, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

(Back to Index)

(Back to Index)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As a limited partnership, we do not have any officers, directors or employees.  Rather, our general partner manages our activities and supervises our Real Estate Investments using its affiliates under the provisions of our Limited Partnership agreement which governs its conduct.  Officers of our General Partner and its affiliates may spend a substantial amount of time managing its business and affairs and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.

Directors and Executive Officers of Our General Partner

The following table sets forth information with respect to the executive officers, directors and key personnel of our General Partner:

NAME	AGE	POSITION OR OFFICE
Jonathan Z. Cohen	39	Director
Alan F. Feldman	46	Director and Senior Vice President
David E. Bloom	45	Director and Senior Vice President
Kevin M. Finkel	38	President
Steven R. Saltzman	46	Vice President of Finance
Darshan V. Patel	38	Chief Legal Officer and Secretary

Jonathan Z. Cohen, a Director since 2002.  Mr. Cohen also serves as Chairman and a Director of Resource Real Estate Management since 2005 and as Chief Executive Officer, President and a Director of Resource Capital Corp., a real estate investment trust, since its formation in 2005.  Mr. Cohen has been President since 2003 and Chief Executive Officer since 2004 of RAI and also has served as Chairman and a Director of Resource Financial Institutions Group, Inc. since 2005.  Mr. Cohen was Executive Vice President of RAI from 2001 to 2003, Senior Vice President from 1999 to 2001 and Chief Operating Officer from 2002 to 2004.  Mr. Cohen has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, since its formation in 1999, Vice Chairman of Atlas America, Inc., a publicly-traded natural gas and oil exploration and production company since 2000 and Vice Chairman of Atlas Energy Resources, a natural gas and oil exploration and production company since 2006.  Mr. Cohen was the Vice Chairman of RAIT Investment Trust, (now RAIT Financial Trust) a publicly-traded (NYSE: RAS) REIT, from 2003 to 2006, and Secretary, trustee and a member of RAIT’s investment committee from 1997 to 2006.

Alan F. Feldman, a Director and Senior Vice President since 2004.  Mr. Feldman also serves as Chief Executive Officer of Resource Real Estate since 2004, President and a Director of Resource Real Estate Management since 2005 and a Senior Vice President of RAI since 2002.  Mr. Feldman was President of Resource Properties from 2002 to 2005.  From 1998 to 2002, Mr. Feldman was a Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization.  From 1992 through 1998 Mr. Feldman was an Executive Vice President of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization, where he was responsible for the firm’s 20 million square feet of managed retail properties.  From 1990 to 1992 Mr. Feldman was a Director at Strouse, Greenberg & Co., a regional full service real estate company.  From 1986 through 1988, Mr. Feldman was an engineer at Squibb Corporation.

David E. Bloom, a Director since 2002, President from 2002 to 2006 and Senior Vice President since 2006.  Mr. Bloom has also served as President and a Director of Resource Real Estate since 2004, and as Senior Vice President of RAI, a position he has held since September, 2001.  Mr. Bloom joined RAI from Colony Capital, LLC, a Los Angeles-based real estate fund, where he was a Senior Vice President as well as a Principal of Colony Capital Asia Pacific from 1999 to 2001.  While at Colony, Mr. Bloom was responsible for the identification, evaluation and consummation of new investments, and he actively participated in the firm’s equity and debt raising efforts.  From 1998 to 1999 Mr. Bloom was a Director at Sonnenblick-Goldman Company, a New York based real estate investment bank.  From 1992 to 1998, Mr. Bloom practiced law in the real estate and corporate departments of Wilkie Farr & Gallagher in New York and Drinker Biddle & Reath in Philadelphia.  Prior to practicing law, Mr. Bloom began his real estate career in 1987 as an Acquisitions and Development Associate with Strouse, Greenberg & Company, a regional full-service real estate company.

Kevin M. Finkel, President since 2006 and Senior Vice President from 2003 to 2006.  Mr. Finkel also serves as Executive Vice President since 2007 and Director of Acquisitions since 2004 of Resource Real Estate.  Mr. Finkel joined RAI in 2002, and has been a Vice President of Resource America since 2006.  Prior to joining Resource, Mr. Finkel was an Associate at Lehman Brothers.  Prior to working at Lehman Brothers, Mr. Finkel was an investment banker at Barclays Capital and Deutsche Bank Securities.

(Back to Index)

(Back to Index)

Steven R. Saltzman, Vice President of Finance since August 2003.  Mr. Saltzman has also served as Vice President and Controller of Resource Real Estate since 2004 and Vice President of Finance of Resource Real Estate Management since 2006.  From 1999 to 2003, Mr. Saltzman was Controller at WP Realty, Inc., a regional developer and property manager specializing in community shopping centers.  Mr. Saltzman began his real estate career in 1988 as a Property Controller at The Rubin Organization, a predecessor to the Pennsylvania Real Estate Investment Trust.  Mr. Saltzman began his professional career at Price Waterhouse from 1985 to 1988.

Darshan V. Patel, Chief Legal Officer and Secretary since 2002.  Mr. Patel has also served as Vice President of RAI since 2005, Chief Legal Officer and Associate General Counsel for Resource America since 2001.  From 1998 to 2001, Mr. Patel was associated with the law firm of Berman, Paley, Goldstein & Kannry practicing commercial litigation and real estate.  From 1996 to 1998, Mr. Patel was associated with the law firm of Glynn & Associates practicing litigation and real estate.

ITEM 11.	EXECUTIVE COMPENSATION

We have no directors or officers and we do not directly employ any persons to manage or operate our business.  Our affairs are managed by our General Partner and its affiliates.  As compensation for its services, we pay our General Partner various fees as set forth in Item 13.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of our limited partnership interests owned by beneficial owners of 5% or more of our limited partnership interests as well as the beneficial ownership of our General Partner, and its officer and directors, as of March 26, 2010.  Under the terms of the Partnership Agreement, our affairs are managed by our General Partner.  We do not have any officers or directors.  This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days

Total of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Class
Units of limited partnership interest	Resource Capital Partners, Inc. One Crescent Drive, Suite 203 Navy Yard Corporate Center Philadelphia, PA 19112	204,678	5.50%

Units of limited partnership interest	Officers and Directors of the General Partner, in the aggregate	967	Less than 0.01%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

We pay our General Partner and its affiliates the following fees for their services.

Reimbursement of Acquisition Expenses and Other Expenses

We reimburse our General Partner and its affiliates for expenses incurred by them in connection with their duties to us.  For example, our General Partner may be reimbursed for the cost of goods and services used for or by us and obtained by our General Partner or its affiliates.  These reimbursements include acquisition expenses related to Real Estate Investments, provided that the Real Estate Investments are acquired by us, and include such acquisition expenses as:

•	real estate commissions paid to non-affiliated third-parties; and

•	travel expenses incurred by our General Partner or its affiliates in evaluating Real Estate Investments we acquire.

Also, our General Partner may be reimbursed for certain administrative expenses that it incurs for our operation if the reimbursement does not exceed the lesser of:

•	its actual cost; or

•	the amount we would be required to pay to non-affiliates for comparable administrative services in the same geographic location.

There were no reimbursements of acquisition expenses in 2009.

(Back to Index)

(Back to Index)

Allowance for Organization Expenses

The General Partner or its affiliates received a nonaccountable organization expense allowance for organization expenses of the the Partnership’s offering of its units of limited partnership interest in an amount equal to 2.5% of the gross offering proceeds.  This allowance was used for our:

•	legal and accounting fees associated with qualification and sale of units under federal and state law;

•	printing expenses for the offering materials;

•	state securities filing and qualification fees for the offer and sale of the units; and

•	financial, advisory, marketing, structuring and overhead expenses incurred by the General Partner in organizing us and preparing for the offering.

To the extent that the actual amount of organization expenses was less than the Organization Expense Allowance, the excess was additional compensation to the General Partner for its services in organizing us.  For the years ended December 31, 2009 and 2008, the General Partner received $0 and $618,000, respectively, (of which $455,209 was in excess of the actual expenses incurred), respectively, in organization expense allowance.

Property Acquisition Fees

We paid our General Partner or its affiliates a property acquisition fee equal to 1.75% of the purchase price of our Properties.  This fee was for our General Partner’s services in:

•	identifying investment opportunities in Properties;

•	the financial analysis of the Properties;

•	structuring the transaction for the acquisition of the Properties; and

•	due diligence examinations of the Properties and the respective markets where the Properties are situated.

Purchase price generally means the price paid for the purchase of a Property, excluding acquisition expenses.  The purchase price also includes the amount of any reserves that we establish when the Property is acquired for future capital expenditures related to capital improvements or replacements to the Property, the fees with respect to any related financing and all liens and encumbrances on the Property, and defeasance fees.

We did not pay property acquisition fees for Real Estate Debt Investments.  For the year ended December 31, 2009 and 2008, our General Partner earned $0 and $750,000, respectively, in property acquisition fees.

Property Financing Fees

We pay our General Partner or its affiliates a property financing fees equal to 1.75% of the face amount of any financing that we obtain or assume that is included in the purchase price for our interest in the Properties.  We do not pay property financing fees for Real Estate Debt Investments.  This fee is for our General Partner’s or its affiliates’ services in obtaining the financing and negotiating the terms.  For the year ended December 31, 2009 and 2008 our General Partner earned $0 and $473,795, respectively, in property financing fees.

Real Estate Debt Origination Fee

We paid our General Partner or its affiliates a real estate debt origination fee equal to 5% of the purchase price of the Real Estate Debt Investments.  This fee was for our General Partner’s services in:

•	identifying investment opportunities in Real Estate Debt Investments;

•	the financial analysis of the Real Estate Debt Investments;

•	structuring the transaction for the acquisition of the Real Estate Debt Investments; and

•	due diligence examinations of the Properties securing, directly or indirectly, the Real Estate Debt Investments and the respective markets where the Properties are situated.

For the years ended December 31, 2009 and 2008 we paid no real estate debt origination fees to our General Partner.

(Back to Index)

(Back to Index)

Property Management Fees

We pay Resource Real Estate Management, an affiliate of our General Partner, a monthly property management fee in an amount equal to 5% of our gross cash receipts from the operation of our Properties.  This fee is for Resource Real Estate Management’s services in managing the Properties or obtaining and supervising subcontractor Property managers, which may be affiliates of Resource Real Estate Management or independent third-parties.  Resource Real Estate Management is permitted to manage the Properties through a property management affiliate or subcontract the management of the Properties out to unaffiliated third-party subcontractors.  If Resource Real Estate Management subcontracts the management of the Properties, then it will pay all management fees payable to the subcontractor managers of our Properties.  For the year ended December 31, 2009 and 2008, our General Partner earned $376,000 and $350,000, respectively, in real estate property management fees.

Real Estate Debt Management Fees

We also pay Resource Real Estate Management a monthly real estate debt management fee equal to 0.167% (2% per annum) of the gross offering proceeds that have been, and continue to be, deployed in Real Estate Debt Investments.  This fee is for Resource Real Estate Management’s services in monitoring the performance of our Real Estate Debt Investments, including:

•	the collection of amounts owed to us;

•
reviewing on an as-needed basis the underlying multifamily residential rental properties serving, directly or indirectly, as collateral for the Real Estate Debt Investments and the owners of those properties, and the markets in general, to identify any potential problem loans; and

•	determining whether or when to sell a Real Estate Debt Investment.

           Our General Partner earned $59,000 in real estate debt management fees during each of 2008 and 2009.  These fees were paid subsequent to December 31, 2009.

Deferral of Real Estate Management Fees

We pay Resource Real Estate Management or its affiliates the real estate management fees for our Real Estate Investments from our operating revenues and our General Partner may, in its discretion, from time to time defer payment of all or any portion of such fees related to our Real Estate Investments, and accrue the same, if it deems our operating revenues are insufficient to pay such fees and still satisfy our investment objectives.  We will pay any deferred fees to Resource Real Estate Management when our General Partner deems our operating revenues are sufficient to make such payment.

Investment Management Fees

We pay our General Partner or its affiliates an annual investment management fee payable from our revenues in an amount equal to 1% of the gross offering proceeds from the offering that have been, and continue to be, deployed in Real Estate Investments.  The investment management fee is for our General Partner’s professional services rendered in our administration, including, but not limited to, the preparation and distribution of our required quarterly and annual reports to our limited partners.  Since the annual investment management fee is for our General Partner’s professional services, it is in addition to the reimbursements we pay our General Partner for certain administrative expenses that it and its affiliates incur on our behalf as described below in “– Reimbursement of Administrative Expenses and Direct Costs.”  Up to 100% of our General Partner’s annual investment management fee is subordinated to our limited partners’ receipt of their Preferred Return.  Our General Partner is entitled at any time to an additional share of our cash distributions to recoup any investment management fees or distributions that were previously subordinated to the extent that our cash distributions to our limited partners exceeded their Preferred Return.  For the year ended December 31, 2009 and 2008 our General Partner earned $349,000 and $305,000, respectively, in investment management fees, the payment of which was deferred under the subordination clause of the Partnership Agreement.

Reimbursement of Administrative Expenses and Direct Costs

We pay all of the expenses that we incur, including acquisition expenses, which are separately charged to us rather than to our General Partner or its affiliates, and are approved by our General Partner.  In addition, except as otherwise expressly provided in the Partnership Agreement, expenses incurred by our General Partner and its affiliates in performing their duties under the Partnership Agreement will not be included in the fees we pay to our General Partner and its affiliates, but will be charged for reimbursement separately to us by our General Partner or its affiliates performing those duties.  These reimbursable expenses include:

•	actual direct costs of goods and services obtained by our General Partner or its affiliates from independent third-parties that are used for, or by, us, including acquisition expenses; and

(Back to Index)

(Back to Index)

•
expenses of administrative services provided by our General Partner or its affiliates, including acquisition expenses and out-of-pocket expenses, allocated expenses, and personnel expenses (other than personnel expenses allocated to controlling persons of our General Partner or its affiliates) incurred in connection with the management of our Real Estate Investments, provided that the reimbursement may not exceed the lesser of:

-	its or their actual cost for those administrative services; or

-	the amount we would be required to pay to third-parties for comparable administrative services in the same geographic location.

The reimbursement of expenses is subject to the following limitations:

•
no reimbursement may be made for those administrative services if our General Partner or any affiliate is entitled to compensation from us in the form of a separate fee or reimbursement for those administrative services; and

•
our General Partner and its affiliates will not be reimbursed by us for amounts expended by them with respect to their rent, personnel, depreciation, utilities, capital equipment, or similar overhead or administrative items which relate primarily to the activities of our General Partner or its affiliates, rather than our activities.

Therefore, items that may be reimbursed to our General Partner and its affiliates include expenses for telephone, postage, travel, meals and lodging and similar expense items incurred in performing their duties.  For the year ended December 31, 2009 and 2008, we paid our General Partner $0 and $77,000, respectively, for reimbursement of expenses and direct costs.

Property Financing Fee for Refinancing a Property

We pay our General Partner or its affiliates a property financing fee equal to 0.5% of the face amount of any refinancing we obtain for our interest in Properties.  This fee is for our General Partner’s or its affiliates’ services in obtaining the financing and negotiating its terms.  The property financing fee for refinancing will not be paid for Real Estate Debt Investments.  There were no refinancings of the Properties during the years ended December 31, 2009 and 2008, and, accordingly, no fees were paid.

Other Compensation

We may borrow funds from our General Partner and its affiliates, which will result in compensation to our General Partner or its affiliate that provides the loan.  However, the rate of interest and other amounts they charge us for the loan may not exceed those that would be charged by unrelated lenders on comparable loans for the same purpose in the same geographic area.

Cash Distributions to our General Partner

Our General Partner will receive distributions from us from the following sources:

•	distributable cash from operations;

•	distributable cash from capital transactions; and

•	cash distributions to the partners upon our liquidation.

Cash distributions from our operations will be first paid to our limited partners until they have received distributions totaling their Preferred Return and thereafter, 80% to our limited partners and 20% to our General Partner.

Cash distributions from capital transactions, which include cash we receive from the sale or refinancing of a Property or the sale or repayment of full or all outstanding principal and interest due and owing to us on a Real Estate Debt Investment, are distributed in the following order:

•	first, 100% to our limited partners until they receive distributions totaling their Preferred Return;

•	second, 100% to our limited partners until their respective adjusted capital contribution has been reduced to zero; and

•	thereafter, 80% to our limited partners and 20% to our General Partner.

When we dissolve and liquidate, we will distribute the liquidation proceeds in the following order of priority:

•	first, to the payment of our creditors in the order of priority provided by law, except obligations to partners or their affiliates;

(Back to Index)

(Back to Index)

•	next, to establish any reserve that our General Partner (or any other person effecting the winding up) determines is reasonably necessary for any contingent or unforeseen liability or obligation;

•
next, to the payment of all unpaid fees (other than our General Partner’s right to reimbursement of any previous subordination distributions to our limited partners) and other obligations owed by us to our General Partner and its affiliates (other than expense reimbursements), such as loans to us, in proportion to, and to the extent of, the unpaid fees, advances and other obligations to our General Partner and its affiliates under the Partnership Agreement;

•
next, to the payment of all expense reimbursements (other than our General Partner’s right to reimbursement of any previous subordination distributions to our limited partners) to which our General Partner or its affiliates may be entitled under the Partnership Agreement;

•	next, to the partners in proportion to, and to the extent of, the positive balances of their capital accounts;

•	next, 100% to our limited partners until they have received their respective Preferred Return;

•	next, to our General Partner as reimbursement for any previous subordination distributions to our limited partners, if any; and

•	thereafter, 80% to our limited partners and 20% to our General Partner.

Conflicts of Interest

Our General Partner is subject to various conflicts of interest and since our General Partner controls our management, these conflicts will not be resolved through arms-length negotiations.  However, some provisions of the Partnership Agreement are designed to protect our limited partners’ interests in conflict of interest matters, such as provisions which:

•	limit the actions our General Partner and its affiliates may take in managing us and our Real Estate Investments;

•	limit the compensation and fees payable to them; and

•	limit the expenses for which they will receive reimbursement.

Notwithstanding, the Partnership Agreement does not directly address every potential conflict of interest that may arise.  In those matters, our General Partner must exercise its judgment consistent with its fiduciary duties and there are no established conflict of interest resolution standards or procedures.  Therefore, these conflicts may be resolved in the best interest of our General Partner.  Some of these potential conflicts are discussed below.

In addition, our General Partner depends on its indirect parent company, Resource America, for management and administrative functions and financing for capital expenditures.  Neither the Partnership Agreement nor any other agreement requires Resource America to pursue a future business strategy that favors us.  Resource America’s directors and officers have a fiduciary duty to make decisions in the best interests of the stockholders of Resource America.  Because our General Partner is allowed to take into account the interests of other parties such as Resource America in resolving its conflicts of interest, this has the effect of limiting our limited partners’ ability to take action against our General Partner and its affiliates.

The Compensation Payable to our General Partner and its Affiliates Is Not the Result of Arms’ Length Negotiations

Our General Partner and its affiliates receive compensation in connection with our operation and liquidation as described above.  Although our General Partner believes that the compensation is reasonable, the compensation was not determined by arm’s length negotiation.

Monitoring Compliance With Agreements By Affiliates

Our General Partner must monitor and enforce the compliance of its affiliate, Resource Real Estate Management, in the management of our Real Estate Investments under the real estate management agreement and its own compliance with the Partnership Agreement.

Our General Partner and its Affiliates Engage in Activities That May Compete With Our Activities

Our General Partner and its affiliates are not prohibited from investing in, acquiring, operating or selling Real Estate Investments, including multifamily residential rental properties or interests in debt instruments secured, directly or indirectly, by such Properties, either on their own behalf or on behalf of private or public partnerships or other entities that they, or others, including their affiliates, have formed or may form in the future.  Our General Partner and its affiliates also may own, control and/or manage Real Estate Investments, including Properties or interests in debt instruments secured, directly or indirectly, by such Properties, in which we have no interest and in the same general areas where we acquire our Real Estate Investments.

(Back to Index)

(Back to Index)

Accordingly, our Real Estate Investments may compete for tenants with those owned by our General Partner or its affiliates, including their affiliated investment programs.  Also, Real Estate Investments owned or controlled by our General Partner or its affiliates, or which secure debt investments owned by our General Partner or its affiliates in which we have no interest, may be enhanced by our purchase of a Real Estate Investment in the same general area.  Our General Partner also may be subject to conflicts of interest with respect to recommendations to our limited partners to sell a Real Estate Investment if it or its affiliates own other Real Estate Investments in the same area or which secure debt investments owned by our General Partner or its affiliates that they also want to sell.  In this regard, Resource Capital Corp., or RCC, is a publicly-traded real estate specialty finance company that qualifies as a Real Estate Investment Trust, REIT, for federal income tax purposes.  RCC is externally managed by Resource Capital Manager, Inc., an affiliate of our General Partner.  Since RCC’s targeted investments include, but are not limited to, B notes and mezzanine debt, which may be secured, directly or indirectly, by multifamily residential rental properties, RCC may compete with us with respect to our Real Estate Debt Investments.

Actions Taken by our General Partner May Affect the Amount of Cash Available for Distribution to Our Limited Partners and the Compensation of Our General Partner

The amount of cash we have available for distribution to our limited partners is affected by our General Partner’s decisions regarding various matters, including:

•
whether our General Partner will, in its discretion, defer and accrue any portion or all of the Real Estate Management Fees payable by us to Resource Real Estate Management or its affiliates with respect to our Properties under the circumstances described above;

•	the amount and timing of our Real Estate Investment purchases and sales;

•	the amount and timing of our cash expenditures;

•	the amount and terms of financing we obtain with respect to our Properties; and

•
the creation, reduction or increase of our reserves, including possible reserves for future capital expenditures for capital improvements or replacements related to the Properties that will be included in the purchase price of the Properties and, thus, increase certain fees payable to our General Partner.

Under applicable state limited partnership laws, our General Partner will be liable for our obligations to the extent that they exceed our assets.  As a result, our General Partner has the right to cause us to establish and maintain reserves (which are in addition to any capital reserves related to our Properties) in the amounts our General Partner believes are necessary to meet our obligations and contingent liabilities.  Because our General Partner may be exposed to liability to our creditors if our reserves are insufficient to pay our obligations and contingent liabilities, our General Partner may have a conflict of interest in allocating our cash flow between distributions to our limited partners and establishing reserves.  To the extent that our General Partner increases the amount of our cash reserves, the amount of cash available for distributions to our limited partners will be deferred and may decrease.

We May Engage in Transactions with the General Partner and Its Affiliates

As described above, we enter into transactions with our General Partner and its affiliates.  Also, our General Partner currently relies on contributions from its indirect parent company, Resource America, to meet its ongoing obligations.  In addition, under the Partnership Agreement, when our General Partner or any affiliate provides us with goods or services that are not otherwise provided for in the Partnership Agreement, which is not anticipated by the General Partner, their fees must be competitive with the fees charged by unaffiliated third-parties in the same geographic area engaged in similar businesses.

Although no loans may be made by us to our General Partner or its affiliates, our General Partner and its affiliates may loan or advance funds to us, which are not anticipated by our General Partner, provided that the rate of interest and other amounts that would be charged to us (without reference to the loaning General Partner’s or affiliate’s financial abilities or guarantees) do not exceed those that would be charged by unrelated lending institutions on a comparable loan for the same purpose in the same geographic area and the other terms of the loan are no less favorable to us than those that could be obtained from those unrelated lending institutions.

During the year ended December 31, 2008, R-6 borrowed $6.5 million from RCP to facilitate the purchase of two properties.  The note bore interest at the prime rate and was paid in full April 2008.  R-6 incurred interest expense of $49,833 while the note was outstanding.

Additionally, if our General Partner or any of its affiliates purchases a Real Estate Investment in its own name and with its own funds in order to facilitate the ultimate purchase of the Real Estate Investment by us, our General Partner or the affiliate, as the case may be, will be deemed to have made a loan to us in the amount of the purchase price and will be entitled to receive interest on that amount as set forth above.

(Back to Index)

(Back to Index)

We Have not Retained Separate Counsel or Other Professionals

The legal counsel that represents our General Partner also represents us.  None of the agreements and arrangements between us and our General Partner and its affiliates were negotiated on an arm’s length basis.

The attorneys, accountants and other experts who perform services for us also perform services for our General Partner, its affiliates and other partnerships or ventures that our General Partner or its affiliates may sponsor.  However, should a dispute arise between us and our General Partner, we will retain separate legal counsel to represent us in the matter.  Also, if counsel advises our General Partner that counsel reasonably believes its representation of us will be adversely affected by its responsibilities to our General Partner, then our General Partner will cause our investors to retain separate counsel.

We Must Reimburse our General Partner and its Affiliates for Expenses

We must reimburse our General Partner and its affiliates for certain costs incurred by them on our behalf.  Our General Partner will determine the amount of reimbursable expenses subject to limitations set forth in the Partnership Agreement.

We Do Not Have Any Employees and Will Rely on the Employees of our General Partner and its Affiliates

We do not have any officers or employees and will rely solely on officers and employees of our General Partner and its affiliates for our management and our Real Estate Investments.  Our General Partner and its affiliates also will conduct business activities of their own in which we will have no economic interest.

Employees of our General Partner and its affiliates who provide services to us are not required to work full-time on our affairs.  These employees will devote significant time to the affairs of our General Partner and its affiliates and will be compensated by our General Partner and its affiliates for the services rendered to them.  Therefore, there may be significant conflicts between us and our General Partner and its affiliates regarding the availability of those employees to manage us and our Real Estate Investments.

Our General Partner Invested in Us as a Limited Partner

Our General Partner has purchased units as a limited partner in an amount equal to 5% of our gross offering proceeds.  One officer of the General Partner also purchased 967 units.  The subscription price of the General Partner and its officer for their units was reduced by 10%.  Even though they pay a reduced price for their units, they will generally share in our income, losses and cash distributions on the same basis as the other limited partners, and they will generally have the same voting rights.  This will dilute the voting rights of our limited partners.  However, units owned by our General Partner and its officer will be excluded from any vote on removing our General Partner as our general partner.  Also, their rate of return on their investment in us will be greater than the rate of return received by our limited partners because of the discounted subscription price our General Partner and its officer paid.

Conflicts Regarding Redemption of Units

Limited partners may present their units to us for redemption at any time. This creates the following conflicts of interest between us and our limited partners:

•
We have no obligation to redeem the units at any time, and we may decline to redeem the units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, we may decline the redemption request.  All of these determinations are subjective and will be made in our General Partner’s sole discretion.  In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests.

•
We will also determine the redemption price based on provisions set forth in the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.

If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the NASDAQ National Stock Market’s definition of “independent director” in evaluating whether any of our General Partner’s directors are independent.  Under this definition, the board of directors of our General Partner has determined that our General Partner does not have any independent directors, nor are we required to have any.

(Back to Index)

(Back to Index)

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by our independent auditors, Grant Thornton LLP for the period ended December 31, 2009 and 2008 for professional services rendered was $128,500 and $65,000, respectively.

Audit-Related Fees.  We did not incur any audit related fees from Grant Thornton LLP during 2009 and 2008.

Tax Fees.  We did not incur any fees for tax services from Grant Thornton LLP during 2009 and 2008.

All Other Fees.  We did not incur any other fees from Grant Thornton LLP during 2009 and 2008.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.  As a limited partnership, we do not have an audit committee.  Our General Partner’s Board of Directors, acting as a committee of the whole, reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this Annual Report on Form 10-K:

1.      Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008
Consolidated Statement of Changes in Partners’ Capital for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements – December 31, 2009

2.	Financial Statement Schedules
Schedule III - Investments in Real Estate
Schedule IV – Investments in Mortgage Loans on Real Estate

Exhibits

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

March 26, 2010	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Director	March 26, 2010
JONATHAN Z. COHEN

/s/ Alan F. Feldman	Director and Senior Vice President	March 26, 2010
ALAN F. FELDMAN

/s/ David E. Bloom	Director and Senior Vice President	March 26, 2010
DAVID E. BLOOM

/s/ Kevin M. Finkel	President	March 26, 2010
KEVIN M. FINKEL	(Principal Executive Officer)

/s/ Steven R. Saltzman	Vice President – Finance	March 26, 2010
STEVEN R. SALTZMAN	(Principal Financial and Accounting Officer)

(Back to Index)

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2009
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real estate owned:
Residential	$7,400	$9,561	$1,134	$10,695	$(1,008)	1969	12/18/2007	27.5 years
Houston, TX

Residential	10,800	13,726	847	14,573	(1,478)	1985	12/28/2007	27.5 years
San Antonio, TX

Residential	7,884	11,166	1,021	12,187	(1,106)	1972	1/29/2008	27.5 years
Scarborough, ME

Residential	8,760	12,335	923	13,258	(1,098)	1981	1/29/2008	27.5 years
Scarborough, ME

Residential	10,430	15,329	856	16,185	(1,456)	1984	2/29/2008	27.5 years
San Antonio, TX
	$45,274	$62,117	$4,781	$66,898	$(6,146)

	Years Ended December 31, 2009
	2009	2008	2007
Balance at the beginning of the period	$64,438	$23,290	$	−
Additions during period:
Acquisitions	−	38,830		23,287
Improvements, etc.	2,460	2,318		3
Balance at close of period	$66,898	$64,438		$23,290

(Back to Index)

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE IV
Mortgage Loans on Real Estate
December 31, 2009
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest

Multi-family unit, Houston, TX	Fixed interest rate of 5.49%	1/1/2017		n/a	$7,400	$7,400

Multi-family unit, San Antonio, TX	Fixed interest rate of 5.48%	1/1/2017		n/a	$10,800	$10,800

Multi-family unit, Scarborough, ME	Fixed interest rate of 4.92%	2/1/2015		n/a	$7,884	$7,884

Multi-family unit, Scarborough, ME	Fixed interest rate of 4.92%	2/1/2015		n/a	$8,760	$8,760

Multi-family unit, Scarborough, ME	Fixed interest rate of 5.05%	3/1/2018		n/a	10,430	10,430
					$45,274	$45,274

	Years Ended December 31,
	2009	2008	2007
Balance, beginning of the period	$45,274	$18,200	$	−
Additions:
New loans	−	27,074		18,200
Balance, end of the period	$45,274	$45,274		$18,200