Form 10-Q
period 2010-03-31
Resource Real Estate Investors 6 LP
filed 2010-05-13
CIK 1414964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Units of Limited Partnership Interest
Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Rental property, at cost:
Land	$7,430	$7,430
Buildings and improvements	57,813	57,805
Personal property	1,722	1,656
Construction-in-progress	7	7
	66,972	66,898
Accumulated depreciation and amortization	(6,796)	(6,145)
	60,176	60,753

Cash	3,161	3,712
Restricted cash	706	1,256
Receivables from related party	6	−
Tenant receivables, net	15	27
Loans held for investment, net	−	−
Prepaid expenses and other assets	138	156
Deferred financing costs, net	1,556	1,736
Total assets	$65,758	$67,640

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$45,274	$45,274
Accounts payable and accrued expenses	493	1,216
Accrued interest expense	202	202
Payables to related parties	1,231	1,188
Prepaid rent	131	117
Security deposits	153	140
Total liabilities	47,484	48,137

Partners’ capital	18,274	19,503

Total liabilities and partners’ capital	$65,758	$67,640

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$1,941	$1,806
Interest income from loans held for investment	−	85
	1,941	1,891

Expenses:
Rental operating	923	1,079
Management fees – related parties	196	184
General and administrative	126	184
Provision for loan loss	−	58
Depreciation and amortization	651	689
Total expenses	1,896	2,194
Income (loss) before interest expense, net	45	(303)

Interest expense, net	(762)	(625)
Net loss	$(717)	$(928)

Weighted average number of limited partner units outstanding	3,711	3,713

Net loss per weighted average limited partner unit	$(0.19)	$(0.25)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners		Total
	Amount	Units	Amount	Amount
Balance at January 1, 2010	$1	3,711,742	$19,502	$19,503
Distributions	−	−	(501)	(501)
Redemption, net	−	(1,250)	(11)	(11)
Net loss	−	−	(717)	(717)
Balance at March 31, 2010	$1	3,710,492	$18,273	$18,274

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(717)	$(928)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	651	689
Amortization of deferred financing costs	180	54
Accretion of discount and direct loan fees and costs	−	(7)
Provision for loan loss	−	58
Changes in operating assets and liabilities:
Restricted cash	550	639
Receivables from related party	(6)	−
Tenant receivables, net	12	31
Prepaid expenses and other assets	18	6
Insurance proceeds receivable	−	100
Accounts payable and accrued expenses	(723)	(1,034)
Payable to related parties	43	132
Accrued interest expense	−	(1)
Prepaid rent	14	(71)
Security deposits	13	23
Net cash provided by (used in) operating activities	35	(309)

Cash flows from investing activities:
Capital expenditures	(74)	(355)
Net cash used in investing activities	(74)	(355)

Cash flows from financing activities:
Redemption, net	(11)	−
Distributions to partners	(501)	(494)
Net cash used in financing activities	(512)	(494)

Net decrease in cash	(551)	(1,158)
Cash at beginning of year	3,712	8,227
Cash at end of period	$3,161	$7,069

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine and Texas.  The Partnership also invested in subordinated notes secured by multifamily residential properties located in California, Alabama and Nevada.  R-6 was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or “the GP”), is in the business of sponsoring and managing real estate investment limited partnership and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.0% limited partnership interest in the Partnership at both March 31, 2010 and December 31, 2009.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

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

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2010 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2010
(unaudited)

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

The Partnership owns a 100% interest in RRE Funding II, LLC (“Funding”), which owns three mezzanine loans with a combined face value of $2.9 million.

All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Partnership estimates the allowance for uncollectible receivables and loan losses and reviews the balance quarterly.  Actual results could differ from those estimates.

Supplemental Disclosure of Cash Flow Information

During both three month periods ended March 31, 2010 and 2009, the Partnership paid $586,000 in cash for interest.

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

The Partnership is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. Federal income tax and state/local income tax examinations for years 2007 through 2009.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2010
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

The future minimum rental payments to be received from noncancelable operating leases are approximately $3.6 million and $48,000 for the twelve months ending March 31, 2011 and 2012, respectively, and none thereafter.

Loans Held for Investment, Net

The Partnership initially records its loans at their purchase price, and subsequently accounts for them based on their outstanding principal plus or minus any unamortized premiums or discounts.

Interest income on loans includes interest at stated rates as adjusted for amortization or accretion of premiums and discounts.  Premiums and discounts are amortized or accreted into income using the effective yield method which recognizes a level interest rate as a percentage of the carrying amount of the loan.

The Partnership considers a loan to be impaired when, based on current information and events, management believes it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan becomes impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on market price, if available, the fair value of the collateral less estimated disposition costs, or the present value of estimated cash flows. Increases in the allowance for credit losses are recognized in the statements of operations as a provision for credit losses.  When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, the Partnership records a charge-off or write-down of the loan against the allowance for credit losses.

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

Long-Lived Assets

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  There were no impairment losses for the three months ended March 31, 2010 and 2009, respectively.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2010
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

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $35,000 and $45,000 for the three months ended March 31, 2010 and 2009, respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash.  At March 31, 2010, the Partnership had $3.3 million of deposits at various banks, of which $1.5 million was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

Tenant Receivables, net

The majority of the Partnership’s receivables are due from tenants.  Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At both March 31, 2010 and December 31, 2009, there was no allowance for uncollectible tenant receivables.

Recently Issued Financial Accounting Standards

In April 2008, the FASB amended the factors to be considered in developing a renewal or extension of assumptions used for purpose of determining the useful life of a recognized intangible asset.  This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The adoption of this guidance in the first quarter of 2010 did not have a material impact on the Partnership’s consolidated financial statements.

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	Real Estate Taxes	Insurance	Capital Improvements	Total
March 31, 2010	$205	$127	$374	$706

December 31, 2009	$846	$88	$322	$1,256

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2010
(unaudited)

NOTE 4 − LOANS HELD FOR INVESTMENT, NET

A summary of loans held for investment, net, at March 31, 2010 and December 31, 2009 follows (in thousands):

	Acacia		Hillwood		Southern Cove		Total
Loan principal		$2,000		$400		$500		$2,900
Discount		(400)		(40)		(10)		(450)
Direct loan fees and costs		79		18		24		121
Accumulated amortization and accretion, net		29		4		(1)		32
Allowance for loan losses		(1,708)		(382)		(513)		(2,603)
Carrying amount of loan	$	−	$	−	$	−	$	−

	Acacia	Hillwood	Southern Cove
Maturity date	08/11/16	01/08/17	05/08/17
Interest rate	10.27%	10.97%	12.75%
Average monthly payment	$17,952	$3,799	$5,313

All loans are interest only through maturity.  The first mortgage holders informed the Partnership that the post default payment terms of the intercreditor agreements had become effective due to the continued default by the borrowers.  Pursuant to these agreements, the first mortgage holders must be repaid in full before the Partnership may recover any current or accrued interest or principal.  Based on management’s analysis, the Partnership placed all three loans on non-accrual status and provided an allowance for the entire balances during 2009.

For the three months ended March 31, 2009, the Partnership recorded a provision for loan loss of $58,000.  As of December 31, 2009, the three mezzanine loans owned by the Partnership were fully reserved.  At March 31, 2010 and December 31, 2009, the allowance for loan losses was approximately $2.6 million.

The following table summarizes the activity in the allowance for loan losses (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance, beginning of year	$2,603	$	−
Provision for loan loss	−		58
Charge-offs	−		−
Balance, end of period	$2,603		$58

NOTE 5 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of March 31, 2010 and December 31, 2009 was $570,000 and $390,000, respectively.  Estimated amortization expense of the Property’s existing deferred financing costs for the next five years ending March 31, and thereafter, is as follows (in thousands):

2011	$291
2012	274
2013	273
2014	251
2015	143
Thereafter	324
$1,556

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2010
(unaudited)

NOTE 6 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except dates and percentages):

Apartment Complex	Balance at March 31, 2010 and December 31, 2009	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Park Hill	$10,430	03/01/2018	5.05%	$44	(1)
Foxcroft	8,760	02/01/2015	4.92%	$36	(2)
Coach Lantern	7,884	02/01/2015	4.92%	$32	(2)
Memorial Towers	7,400	01/01/2017	5.49%	$34	(3)
Villas at Henderson Pass	10,800	01/01/2017	5.48%	$49	(3)
Total	$45,274

(1)      Interest only through March 1, 2013; monthly payment including principal and interest, effective April 1, 2013.

(2)      Interest only through the maturity date.

(3)      Interest only through January 1, 2013; monthly payment including principal and interest, effective February 1, 2013.

Annual principal payments on the mortgage notes payable for each of the next five years ending March 31, and thereafter, are as follows (in thousands):

2011	$	−
2012		−
2013		43
2014		382
2015		17,040
Thereafter		27,809
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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2010
(unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables and payables to related parties are summarized in the following table (in thousands):

	March 31,	December 31,
	2010	2009
Receivables from related party:
Other properties	$6	$ −

Payables to related parties:
RCP (a)	$755	$666
Resource Real Estate Management, LLC (“RREML”) (b)	430	479
Resource Real Estate Management, Inc. (“RREMI”) (c)	46	43
	$1,231	$1,188

(a)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  At March 31, 2010 and December 31, 2009, the LPs had not received their Preferred Return; therefore, the balance includes $740,000 and $655,000, respectively, of investment management fees, as well as $15,000 and $11,000 due to RCP for the reimbursement of advances to cover ordinary operating expenses.

(b)
RREML is a wholly owned subsidiary of RCP.  RREML is entitled to receive monthly property management fees equal to 5% of the gross operating revenues from the Partnership’s 100% owned properties, for managing or obtaining and supervising third party managers.  RCP may in its discretion, from time to time defer payment of all or any portion of the fees and accrue the same.  At March 31, 2010 and December 31, 2009, the balance includes accrued property management fees of $430,000 and $391,000, respectively, and accrued debt management fees of $0 and $88,000, respectively.

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

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2010	2009
RCP:
Investment management fees (1)	$85	$82

RREML:
Property management fees (2)	96	87
Debt management fees (3)	15	15
Ledgewood P.C. (“Ledgewood”) – payment for legal services (4)	10	−

(1)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return (see footnote (a) to the previous table).  For the three months ended March 31, 2010 and 2009, the LPs did not receive their Preferred Return; these fees were subordinated and accrued, but not paid.

(2)
RREML is entitled to receive monthly property management fees equal to 5% of the gross operating revenues from the Partnership’s 100% owned properties, for managing or obtaining and supervising third party managers. RCP may in its discretion, from time to time defer payment of all or any portion of the fees and accrue the same. (see footnote (b) to the previous table).

(3)
RREML is also entitled to receive monthly debt management fees equal to 0.167% (2% per annum) of the gross offering proceeds that have been invested in loans held for investment.  The fee is earned for monitoring the performance of the Partnership’s loans held for investment (see footnote (b) to the previous table).

(4)
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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2010
(unaudited)

NOTE 8 – INSURANCE CLAIM

On September 13, 2008, a check valve failed causing substantial water damage to Memorial Towers.  The repairs to the damaged property, totaling approximately $329,000 were expensed in 2008.  As of March 31, 2010, the Partnership has received a total of $173,000 from the insurance company.  The Partnership is still negotiating with the insurance company on a final settlement, net of a $10,000 deductible.

NOTE 9 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•
Loans Held for Investment, Net.  The fair value of the loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	Mortgage Notes Payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

The estimated fair values of the Partnership’s financial instruments are as follows (in thousands):

	March 31, 2010				December 31, 2009
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Loans Held for Investment, Net:	$	−	$	−	$	−	$	−

Mortgage Notes Payable:
Memorial Towers		$7,400		$7,411		$7,400		$7,322
Villas at Henderson Pass		10,800		10,810		10,800		10,680
Foxcroft		8,760		8,507		8,760		8,402
Coach Lantern		7,884		7,684		7,884		7,590
Park Hill		10,430		10,183		10,430		10,037
Total mortgage notes payable		$45,274		$44,595		$45,274		$44,031

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
A RESULTS AND OPERATIONS (unaudited)

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

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

The following table sets forth our subsidiaries and information about the properties they own:

Subsidiary	Purchase Date	Leverage Ratio (1)	Number of Units	Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/07	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/07	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	01/29/08	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	01/29/08	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	02/29/08	56%	288	San Antonio, Texas
			822

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
Apartment Complex	March 31, 2010	March 31, 2009 (4)	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Memorial Towers	96.7%	92.0%	$1.06	$1.04	59.5%	81.0%
Villas	93.7%	90.8%	$0.80	$0.81	60.0%	66.5%
Coach Lantern	90.0%	89.3%	$0.90	$0.81	39.0%	52.4%
Foxcroft	93.6%	89.1%	$0.95	$0.82	44.4%	44.0%
Park Hill	93.3%	77.0%	$0.76	$0.62	56.7%	93.1%

(1)	Number of occupied units divided by total units adjusted for any unrentable units (based on a daily average for the three month periods indicated).

(2)	Average rental revenue divided by total rentable square footage.

(3)	Property operating expenses as a percentage of rental revenue.

(4)
We revised the information in this column from that previously disclosed to reflect the weighted average annual occupancy rate.  As disclosed in prior filings, the occupancy rates were:  Memorial Towers 94.6%; Villas 95.2%, Coach Lantern 91.3%; Foxcroft 92.3%; and Park Hill 85.1%.

(Back to Index)

(Back to Index)

We also own three subordinated notes through our 100% owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments, as follows (in thousands, except units):

Apartment Complex Securing Debt	Face Value of Note	Carrying Value of Note		Interest Rate	Number of Units in Apartment Complex	Location of Apartment Complex
Acacia Park	$2,000	$	−	10.27%	304	San Bernardino, California
Hillwood	$400	$	−	10.97%	118	Montgomery, Alabama
Southern Cove	$500	$	−	12.75%	100	Las Vegas, Nevada

Results of Operations

We generate our income from the net revenues we receive from our Properties.  We also may, in the future, generate funds from the sale or refinancing of our Properties or the sale or repayment of our Real Estate Debt Investments.  Because we acquired our Real Estate Investments in late 2007 and early 2008, we do not expect that we will sell or refinance our Properties during at least the next year.  Should the current recession continue or intensify, we could experience lower occupancy and lower rental revenues and higher operating costs all of which could harm our operations and financial condition, reduce the value of our Real Estate Investments and adversely affect the distributions to our limited partners.

Our Real Estate Debt Investments no longer generate revenue as a result of borrower defaults.  In 2009, all three of our Real Estate Debt Investments were materially adversely affected by economic conditions in the United States, as discussed below, and were placed on non-accrual status.  Once we place a loan on non-accrual, we recognize revenue only as cash is received.  We have established an allowance for loan loss of approximately $2.6 million to fully reserve all three loans.

Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.

The amount of rental revenues from our Properties depends upon the occupancy rate and concessions granted.  Our Properties experienced an overall increase in the average occupancy rate during the three months ended March 31, 2010 of approximately 7.8%, with an average occupancy rate of 93.6% over the current three month period as compared to an average occupancy rate during the same three month period in 2009 of 85.7%.

The aggressive property-level programs that have been deployed by our Properties have led to the increase in occupancy rates experienced during the three months ended March 31, 2010, including, in particular, our lease assurance program and our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our lease assurance program, we are marketing our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renewal leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.

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

Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we expect to spend approximately $5.7 million in the next seven years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to cause our occupancy rates to increase or, if high, to remain at their existing levels, and to be able to increase the rents that the properties can charge.

(Back to Index)

(Back to Index)

The following table sets forth the unaudited results of our operations for the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

	March 31,		Increase (Decrease)
	2010	2009	Dollars	Percent
Revenues:
Rental income	$1,941	$1,806	$135	7.5%
Interest income from loans held for investment	−	85	(85)	(100.0%)
	1,941	1,891	50	2.6%
Expenses:
Rental operating	923	1,079	(156)	(14.5%)
Management fees – related parties	196	184	12	6.5%
General and administrative	126	184	(58)	(31.5%)
Provision for loan loss	−	58	(58)	(100.0%)
Depreciation and amortization	651	689	(38)	(5.5%)
Total expenses	1,896	2,194	(298)	(13.6%)
Income (loss) before interest expense, net	45	(303)	348	114.9%

Interest expense, net	(762)	(625)	(137)	21.9%
Net loss	$(717)	$(928)	$211	22.7%
Weighted average number of limited partner units outstanding	3,711	3,713
Net loss per weighted average limited partner unit	$(0.19)	$(0.25)

Revenues – Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

We attribute the $50,000 increase in revenues due to the $135,000 increase in rental income principally to the 7.8% increase in the weighted average occupancy rate for the three months ended March 31, 2010, offset by an $85,000 decrease in interest income from our Real Estate Debt Investments.  We have placed the loans on non-accrual and do not expect that we will receive any revenue from them in 2010.

Expenses – Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

We attribute the $298,000 decrease in expenses principally to the following:

•
a $156,000 decrease in rental operating expenses as a result of reduced turnover expenses of $30,000 for all five properties, decreased payroll expense of $39,000 due to, the completion of successful leasing efforts at Park Hill, as discussed in “Liquidity and Capital Resources,” below, and decreased electricity expense of $29,000 at Memorial Towers, as discussed in “Liquidity and Capital Resources,” below;

•	a $58,000 decrease in general and administrative expenses due to insurance proceeds received from a loss that occurred two years ago at one property;

•	a $58,000 decrease in provision for loan loss; the loans were fully reserved for at December 31, 2009; and

•	a $38,000 decrease in depreciation and amortization due to four properties having fully amortized the value of their respective in-place leases; partially offset by

•	a $12,000 increase in management fees directly related to the increase in rental income.

We attribute the $137,000 increase in net interest expense to a modification of the calculation of the effective yield method of amortization of the deferred financing costs.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

During 2007 and 2008, we raised a total of $36.8 million through the issuance of limited partnership interests, including $1.8 million from our General Partner.  After payment of our organizational and offering costs, the funds were used principally to purchase five properties and three subordinated notes, which completed our asset acquisition phase.  We retained approximately $8.3 million of these funds for working capital, of which approximately $2.9 million remained at March 31, 2010.

The following table sets forth our sources and uses of cash (in thousands) (unaudited):

	March 31,
	2010	2009
Provided by (used in) operating activities	$35	$(309)
Used in investing activities	(74)	(355)
Used in financing activities	(512)	(494)
Decrease in cash	$(551)	$(1,158)

Our liquidity needs consist principally of funds to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to amounts remaining in our working capital reserves and our ability to generate cash from operations and to control property operating expenses.  The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas or a decrease in market rates.  The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property.

During the quarter ended March 31, 2009, two of our Properties incurred one-time expenses, which we do not expect to occur in the future.  During late 2008 and early 2009, we experienced a decline in occupancy at Park Hill because a large number of residents worked for a government subcontractor whose contracts were cancelled; as a result, many residents terminated their leases and vacated the premises.  The high volume of move-outs focused our efforts to quickly re-lease the property and increase occupancy.  Park Hill’s average occupancy for the current quarter was 93.3%.  The property is now stabilized which we expect will prevent future dips in occupancy.  Moreover, at Memorial Towers in 2009, we had a major pipe replacement project which caused the electricity usage at the property to increase which in turn increased our electricity expense.  The project has now been completed and the expense has since decreased.  In addition, significant transition costs were incurred after acquisition in order to correct maintenance deferred by the previous owners.  These costs have been treated as operating expenses in the consolidated financial statements.

The following table sets forth the capital expenditures incurred during the three months ended March 31, 2010 and estimated future discretionary capital expenditures which are discretionary in nature (in thousands):

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$11	$947
Villas	17	1,342
Coach Lantern	9	772
Foxcroft	9	804
Park Hill	28	1,819
Totals	$74	$5,684

We spent $74,000 on capital expenditures during the three months ended March 31, 2010.  Funding for future discretionary capital expenditures over the remaining life of the Partnership will come from both the cash reserves established when the properties were purchased and future operating cash flows.  We review future expenditures periodically and adjust them based on both operating results and market conditions.  In light of the current economic environment, we have revised estimated future capital expenditures downward in the expectation that the return on the additional investment will not be positive.

(Back to Index)

(Back to Index)

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

For a discussion of critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our General Partner, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our General Partner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our General Partner’s principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table provides information about redemptions by us during the quarter ended March 31, 2010 of limited partner units that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934.

Issuer Redemption of Limited Partner Units

Period	Total Number of Units Redeemed (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2010	1,250	$7.7216	−	$	−
February 1, to February 28, 2010	−	−	−	$	−
March 1, to March 31, 2010	−	−	−	$	−
Total	1,250	$7.7216	−

(1)
We redeemed an aggregate of 1,250 limited partner units from one investor in accordance with the redemption provisions in the First Amended and Restated Agreement of Limited Partnership.  This redemption was not made pursuant to a publicly announced repurchase plan or program.

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

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

May 13, 2010	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

May 13, 2010	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)