Form 10-Q
period 2010-06-30
Resource Real Estate Investors 6 LP
filed 2010-08-12
CIK 1414964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-53652

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Rental property, at cost:
Land	$7,430	$7,430
Buildings and improvements	57,815	57,805
Personal property	1,788	1,656
Construction-in-progress	7	7
	67,040	66,898
Accumulated depreciation and amortization	(7,452)	(6,145)
	59,588	60,753

Cash	3,012	3,712
Restricted cash	789	1,256
Tenant receivables	7	27
Loans held for investment, net	−	−
Prepaid expenses and other assets	244	156
Deferred financing costs, net	1,487	1,736
	$65,127	$67,640

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$45,274	$45,274
Accounts payable and accrued expenses	715	1,216
Accrued interest expense	195	202
Payables to related parties	1,355	1,188
Prepaid rent	127	117
Security deposits	154	140
Total liabilities	47,820	48,137

Partners’ capital	17,307	19,503

Total liabilities and partners’ capital	$65,127	$67,640

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$1,945	$1,911	$3,886	$3,717
Interest income from loans held for investment	−	60	−	145
	1,945	1,971	3,886	3,862
Expenses:
Rental operating	963	1,157	1,886	2,236
Management fees – related parties	197	207	393	391
General and administrative	160	164	286	348
Provision for loan loss	−	38	−	96
Depreciation and amortization	656	587	1,307	1,276
Total expenses	1,976	2,153	3,872	4,347
(Loss) income before interest expense, net	(31)	(182)	14	(485)
Interest expense, net	(658)	(637)	(1,420)	(1,262)
Net loss	$(689)	$(819)	$(1,406)	$(1,747)

Weighted average limited partner units outstanding	3,711	3,713	3,711	3,713

Net loss per weighted average limited partner unit	$(0.19)	$(0.22)	$(0.38)	$(0.47)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners		Total
	Amount	Units	Amounts	Amount
Balance at January 1, 2010	$1	3,711,742	$19,502	$19,503
Distributions	−	−	(779)	(779)
Redemption, net	−	(1,250)	(11)	(11)
Net loss	−	−	(1,406)	(1,406)
Balance at June 30, 2010	$1	3,710,492	$17,306	$17,307

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,406)	$(1,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,307	1,276
Amortization of deferred financing costs	249	108
Accretion of discount and direct loan fees and costs	−	(10)
Provision for loan losses	−	96
Changes in operating assets and liabilities:
Restricted cash	467	451
Tenant receivables	20	14
Receivable from related party	−	(3)
Prepaid expense and other assets	(88)	72
Insurance proceeds receivable	−	100
Accounts payable and accrued expenses	(501)	(641)
Payables to related parties	167	354
Accrued interest expense	(7)	(7)
Prepaid rent	10	(78)
Security deposits	14	36
Net cash provided by operating activities	232	21

Cash flows from investing activities:
Capital expenditures	(142)	(1,313)
Net cash used in investing activities	(142)	(1,313)

Cash flows from financing activities:
Redemptions, net	(11)	(15)
Distributions to partners	(779)	(994)
Net cash used in financing activities	(790)	(1,009)

Net decrease in cash	(700)	(2,301)
Cash at beginning of period	3,712	8,227
Cash at end of period	$3,012	$5,926

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine and Texas.  The Partnership also invested in subordinated notes secured by multifamily residential properties located in California, Alabama and Nevada.  R-6 was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or “the GP”), is in the business of sponsoring and managing real estate investment limited partnership and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.0% limited partnership interest in the Partnership at both June 30, 2010 and December 31, 2009.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

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

The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2010 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three and six months ended June 30, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
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

The Partnership owns a 100% interest in RRE Funding II, LLC (“Funding”), which owns three subordinated notes with a combined face value of $2.9 million.

All material intercompany transactions and balances have been eliminated.

Supplemental Disclosure of Cash Flow Information

During both of the six month periods ended June 30, 2010 and 2009, the Partnership paid $1.2 million in cash for interest.

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $60,000 and $103,000 for the six months ended June 30, 2010 and 2009, respectively.

Tenant Receivables

The majority of the Partnership’s receivables are due from tenants.  Tenant receivables are stated in the financial statement at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At both June 30, 2010 and December 31, 2009, there was no allowance for uncollectible receivables required.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	Real Estate Taxes	Insurance	Capital Improvements	Total
June 30, 2010 (unaudited)	$493	$4	$292	$789

December 31, 2009	$846	$88	$322	$1,256

NOTE 4 − LOANS HELD FOR INVESTMENT, NET

A summary of loans held for investment, net, at both June 30, 2010 and December 31, 2009 follows (in thousands):

	Acacia		Hillwood		Southern Cove		Totals
Loan principal		$2,000		$400		$500		$2,900
Discount		(400)		(40)		(10)		(450)
Direct loan fees and costs		79		18		24		121
Accumulated amortization and accretion, net		29		4		(1)		32
Allowance for loan losses		(1,708)		(382)		(513)		(2,603)
Carrying amount of loan	$	−	$	−	$	−	$	−

	Acacia	Hillwood	Southern Cove
Maturity date	08/11/16	01/08/17	05/08/17
Interest rate	10.27%	10.97%	12.75%
Average monthly contractual payment	$17,952	$3,799	$5,313

All loans are interest only through maturity.  The first mortgage holders informed the Partnership that the post default payment terms of the intercreditor agreements had become effective due to the continued default by the borrowers.  Pursuant to these agreements, the first mortgage holders must be repaid in full before the Partnership may recover any current or accrued interest or principal.  Based on management’s analysis, the Partnership placed all three loans on non-accrual status, discontinued the amortization and accretion of the discount and direct loan fees and costs and provided a specific allowance for each loan during 2009.  For the six months ended June 30, 2009, the Partnership recorded a provision for loan loss of $96,000 with respect to the Acacia loan.  As of December 31, 2009, the three subordinated loans owned by the Partnership were fully reserved.  At June 30, 2010 and December 31, 2009, the allowance for loan losses was approximately $2.6 million.

    The following table summarizes the activity in the allowance for loan loss (in thousands):

	For the Six Months Ended
	June 30,
	2010	2009
Balance, beginning of period	$2,603	$	−
Provision for loan losses	−		96
Charge-offs	−		−
Balance, end of period	$2,603		$96

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 5 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of June 30, 2010 and December 31, 2009 was $639,000 and $390,000, respectively.  Estimated amortization expense of the Partnership’s existing deferred financing costs for the next five years ending June 30 and thereafter is as follows (in thousands):

2011	$291
2012	273
2013	273
2014	220
2015	147
Thereafter	283
$1,487

NOTE 6 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except percentages):

	Balance at			Average
	June 30, 2010		Annual	Monthly
	and	Maturity	Interest	Debt
Property	December 31, 2009	Date	Rate	Service
Park Hill	$10,430	03/01/2018	5.05%	$44	(1)
Foxcroft	8,760	02/01/2015	4.92%	36	(2)
Coach Lantern	7,884	02/01/2015	4.92%	32	(2)
Memorial Towers	7,400	01/01/2017	5.49%	34	(3)
Villas at Henderson Pass	10,800	01/01/2017	5.48%	49	(3)
Total	$45,274

(1)	Interest only through March 1, 2013; monthly payment including principal and interest, effective April 1, 2013, will be $56,000.

(2)	Interest only through the maturity date.

(3)	Interest only through January 1, 2013; monthly payment including principal and interest, effective February 1, 2013, will be $42,000 for Memorial Towers and $61,000 at Villas at Henderson Pass.

Annual principal payments on the mortgage notes payable for each of the next five years and thereafter ending June 30 are as follows (in thousands):

2011	$	−
2012		−
2013		133
2014		384
2015		17,049
Thereafter		27,708
		$45,274

The mortgage notes payable are with recourse only to the properties securing them subject to certain limited standard exceptions, as defined in the mortgage notes, which the GP has guaranteed (“carveouts”).  These carveouts relate to the total debt and expire as the notes are paid down.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Payables to related parties are summarized in the following table (in thousands):

	June 30,	December 31,
	2010	2009
Payables to related parties:
RCP (a)	$830	$666
Resource Real Estate Management, LLC (“RREML”) (b)	487	479
Resource Real Estate Management, Inc. (“RREMI”) (c)	38	43
	$1,355	$1,188

(a)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  At June 30, 2010 and December 31, 2009, the LPs had not received their Preferred Return; therefore, the balance includes $825,000 and $655,000, respectively, of investment management fees, as well as $5,000 and $11,000 due to RCP for the reimbursement of advances to cover ordinary operating expenses.

(b)
RREML is a wholly owned subsidiary of RCP and is entitled to receive property and debt management fees (see footnotes (2) and (3) to the following table). At June 30, 2010 and December 31, 2009, the balance includes accrued property management fees of $487,000 and $391,000, respectively, and accrued debt management fees of $0 and $88,000, respectively.

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

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized in the following table (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009		2010	2009
RCP:
Investment management fees (1)	$85		$98	$170		$180
RREML:
Property management fees (2)	$97		$95	$194		$182
Debt management fees (3)	$15		$14	$29		$29
Ledgewood P.C. (“Ledgewood”):
payment of legal services (4)	$5	$	−	$15	$	−

(1)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return (see footnote (a) to the previous table).

(2)
RREML is entitled to receive monthly property management fees equal to 5% of the gross operating revenues from the Partnership’s 100% owned properties, for managing the Partnership’s properties or obtaining and supervising third party managers (see footnote (b) to the previous table).

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 8 – INSURANCE PROCEEDS

          On September 13, 2008, a check valve failed causing substantial water damage to Memorial Towers.  The repairs to the damaged property, totaling approximately $329,000 were expensed in 2008.  As of June 30, 2010, the Partnership has received a total of $173,000 from the insurance company.  The Partnership is still negotiating with the insurance company on a final settlement, net of a $10,000 deductible.

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

•	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

The estimated fair values of the Partnership’s financial instruments are as follows (in thousands):

	June 30, 2010				December 31, 2009
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Loans held for investment, net:	$	−	$	−	$	−	$	−

Mortgage notes payable:
Memorial Towers		$7,400		$7,692		$7,400		$7,322
Villas		10,800		11,220		10,800		10,680
Coach Lantern		7,884		7,947		7,884		7,590
Foxcroft		8,760		8,799		8,760		8,402
Park Hill		10,430		10,621		10,430		10,037
Total mortgage notes payable		$45,274		$46,279		$45,274		$44,031

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
A RESULTS AND OPERATIONS (unaudited)

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in other of our public filings with the Securities and Exchange Commission.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

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

Subsidiary	Purchase Date	Leverage Ratio (1)	Number of Units	Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/07	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/07	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	01/29/08	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	01/29/08	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	02/29/08	56%	288	San Antonio, Texas
			822

(1)	Face value of mortgage divided by total property capitalization, including reserves, escrows, fees and closing costs.

The following table set forth operating statistics about our multifamily residential rental properties:

Apartment Complex	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
Three Months Ended June 30,	2010	2009 (4)	2010	2009	2010	2009
Memorial Towers	92.6%	95.2%	$1.02	$1.09	77.7%	78.3%
Villas at Henderson Pass	92.5%	93.1%	$0.80	$0.82	68.4%	79.5%
Coach Lantern	94.1%	91.5%	$0.94	$0.90	46.6%	51.2%
Foxcroft	94.9%	94.9%	$0.98	$0.94	35.4%	51.6%
Park Hill	93.1%	86.9%	$0.76	$0.68	67.9%	106.7%

(Back to Index)

(Back to Index)

Apartment Complex	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
Six Months Ended June 30,	2010	2009	2010	2009	2010	2009
Memorial Towers	94.6%	93.6%	$1.04	$1.05	68.3%	79.7%
Villas at Henderson Pass	93.1%	92.0%	$0.80	$0.81	64.2%	72.9%
Coach Lantern	92.0%	90.4%	$0.92	$0.85	45.5%	51.7%
Foxcroft	94.2%	92.0%	$0.96	$0.88	37.1%	47.8%
Park Hill	93.2%	81.9%	$0.77	$0.64	62.2%	100.2%

(1)	Number of occupied units divided by total units adjusted for any unrentable units.

(2)	Average rental revenue divided by total rentable square footage.

(3)	Property operating expenses as a percentage of rental revenue.

(4)
We revised the information in this column from that previously disclosed to reflect the weighted average occupancy rate.  As disclosed in prior filings, the occupancy rates for the three months and six months ended June 30, 2009 were: Memorial Towers 95.5%, Villas 93.9%, Coach Lantern 93.3%, Foxcroft 99.0% and Park Hill 93.4%.

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

(Back to Index)

(Back to Index)

          The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  The aggressive property-level programs that have been deployed by our Properties have led to the increase in occupancy rates experienced during the six months ended June 30, 2010, including, in particular, our lease assurance program and our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our lease assurance program, we are marketing our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renewal leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  As a result of these programs, our Properties experienced an overall increase in the average occupancy rate during the six months ended June 30, 2010 of approximately 4.9%, with an average occupancy rate of 93.4% over the current six month period as compared to an average occupancy rate during the same period in 2009 of 88.5%.  However, although we experienced an overall increase in the average occupancy rate, two of our properties experienced a decrease during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  Villas at Henderson Pass experienced a drop due to normal fluctuations in move-ins and move-outs.  Following the end of the period, the occupancy rate improved to 96.9%.  Memorial Towers experienced a drop in occupancy due to the current local market conditions.  In contrast, the average occupancy of properties owned in the Houston market at June 30, 2010 by other affiliates of our general partner was 87.8%.  We have increased concessions and marketing in an attempt to increase occupancy at this property.

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

          Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we expect to spend approximately $5.6 million in the next seven years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to cause our occupancy rates and, potentially, rental rates and our cash flow from operating activities to increase.

  The following table sets forth the unaudited results of our operations for the three months ended June 30, 2010 and 2009 (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2010	2009	Dollars	Percent
Revenues:
Rental income	$1,945	$1,911	$34	2%
Interest income from loans held for investment	−	60	(60)	(100%)
	1,945	1,971	(26)	(1%)
Expenses:
Rental operating	963	1,157	(194)	(17%)
Management fees – related parties	197	207	(10)	(5%)
General and administrative	160	164	(4)	(2%)
Provision for loan loss	−	38	(38)	(100%)
Depreciation and amortization	656	587	69	12%
Total expenses	1,976	2,153	(177)	(8%)
Income (loss) before interest expense, net	(31)	(182)	151	(83%)
Interest expense, net	(658)	(637)	(20)	3%
Net loss	$(689)	$(819)	$131	(16%)
Weighted average limited partner units outstanding	3,711	3,713
Net loss per weighted average limited partner unit	$(0.19)	$(0.22)

(Back to Index)

(Back to Index)

Revenues – Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

We attribute the $26,000 decrease in revenues to a decrease of $60,000 in interest income from our Real Estate Debt Investments.  We placed the loans on non-accrual and do not expect to receive any revenue from them in 2010.  The decrease was offset, in part, by an increase of $34,000 in rental income principally due to an increase of 1.9% in the weighted average occupancy rate.

Expenses – Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

We attribute the $177,000 decrease in expenses principally to the following:

•
a $194,000 decrease in rental operating expenses as a result of reduced turnover expenses of $69,000 for all five properties, a decrease of $18,000 in utility expense for all five properties, decreased marketing expense of $35,000 due to the completion of successful leasing efforts at Park Hill, as discussed in “Liquidity and Capital Resources” below, and decreased electricity expense of $46,000 at Memorial Towers, as discussed in “Liquidity and Capital Resources,” below; and

•	a $38,000 decrease in provision for loan loss; the loans were fully reserved for at December 31, 2009; partially offset by

•	a $69,000 increase in depreciation and amortization due to an increase in the amount of personal property at the properties.

The following table sets forth the unaudited results of our operations for the six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2010	2009	Dollars	Percent
Revenues:
Rental income	$3,886	$3,717	$169	5%
Interest income from loans held for investment	−	145	(145)	(100%)
Expenses:
Rental operating	1,886	2,236	(350)	(16%)
Management fees – related party	393	391	2	1%
General and administrative	286	348	(62)	(18%)
Provision for loan loss	−	96	(96)	(100%)
Depreciation and amortization	1,307	1,276	31	2%
Total expenses	3,872	4,347	(475)	(11%)
Income (loss) before interest expense, net	14	(485)	499	(103%)
Interest expense	(1,420)	(1,262)	(158)	13%
Net loss	$(1,406)	$(1,747)	$341	(20%)
Weighted average number of limited partner units outstanding	3,711	3,713
Net loss per weighted average limited partner unit	$(0.38)	$(0.47)

Revenues – Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

We attribute the $24,000 increase in revenues to the following:  a $169,000 increase in rental income principally as a result of the 4.9% increase in the weighted average occupancy rate, offset by a $145,000 decrease in interest income from our Real Estate Debt Investments.  We have placed the loans on non-accrual and do not expect that we will receive any revenue from them in 2010.

(Back to Index)

(Back to Index)

Expenses – Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

We attribute the $475,000 decrease in expenses principally to the following:

•
a $350,000 decrease in rental operating expenses as a result of reduced turnover expenses of $98,000 for all five properties, decreased utility expenses of $49,000 for all five properties, decreased marketing expense of $75,000 and decreased payroll expense of $15,000 due to the completion of successful leasing efforts at Park Hill, as discussed in “Liquidity and Capital Resources,” below, and decreased electricity expense of $75,000 at Memorial Towers, as discussed in “Liquidity and Capital Resources,” below;

•	a $62,000 decrease in general and administrative expenses due to insurance proceeds received from a loss that occurred two years ago at one property; and

•	a $96,000 decrease in provision for loan loss; the loans were fully reserved for at December 31, 2009; partially offset by

•	a $31,000 increase in depreciation and amortization due to an increase in the amount of personal property at the properties.

We attribute the $158,000 increase in net interest expense to a modification of the calculation of the effective yield method of amortization of the deferred financing costs.

Liquidity and Capital Resources

During 2007 and 2008, we raised a total of $36.8 million through the issuance of limited partnership interests, including $1.8 million from our General Partner.  The funds were used to purchase five properties and three subordinated notes, which completes our asset acquisition phase.

The following table sets forth our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2010	2009
Provided by operating activities	$232	$21
Used in investing activities	(142)	(1,313)
Used in financing activities	(790)	(1,009)
Decrease in cash	$(700)	$(2,301)

        Our liquidity needs consist principally of funds to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations and to control property operating expenses.  The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas or a decrease in market rates.  The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property

        During the six months ended June 30, 2009, two of our Properties incurred one-time expenses, which we do not expect to occur in the future.  At Park Hill, during late 2008 and early 2009, we experienced a decline in occupancy because a large number of residents worked for a government subcontractor whose contracts were cancelled; as a result, many residents terminated their leases and vacated the premises.  The high volume of move-outs focused our efforts to quickly re-lease the property and increase occupancy.  Park Hill’s average occupancy for the current quarter was 93.1%.  The property is now stabilized which we expect will prevent future dips in occupancy.  At Memorial Towers, in 2009 we had a major pipe replacement project which caused the electricity usage at the property to increase which in turn increased our electricity expense.  The project has now been completed and the expense has since decreased.  In addition, significant transition costs were incurred after we acquired the property in order to correct maintenance deferred by the previous owners.  These costs have been treated as operating expenses in the consolidated financial statements.

(Back to Index)

(Back to Index)

The following table sets forth the capital expenditures incurred during the six months ended June 30, 2010 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$13	$936
Villas	47	1,299
Coach Lantern	20	752
Foxcroft	21	784
Park Hill	41	1,787
Totals	$142	$5,558

       We spent $142,000 on capital expenditures during the six months ended June 30, 2010.  Funding for future discretionary capital expenditures over the remaining life of the Partnership will come from both the cash reserves established when the properties were purchased and future operating cash flows.  Although our capital expenditures were nominal during the six months ended June 30, 2010, we have planned a series of major capital projects for our Properties, such as repairs and renovations on the HVAC systems, parking improvements, and foundation work.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.

       Our restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance and capital improvements.  The large decrease in the balance from December 31, 2009 to June 30, 2010 is due to the payment of the 2009 real estate taxes on three of our properties in early 2010.

Critical Accounting Policies

For a discussion on our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

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

Changes in Internal Control over Financial Reporting

          There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

August 12, 2010	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

August 12, 2010	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)