Form 10-K
period 2010-12-31
Resource Real Estate Investors 6 LP
filed 2011-03-24
CIK 1414964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
(215) 231-7050
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interest
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

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

Documents Incorporated by Reference:  None
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

Distributable cash from operations will be distributed in the following order of priority:

●
first, 100% to the limited partners until they have each received distributions from us, including distributions of distributable cash from capital transactions, equal to their respective preferred return of 8.25% if they subscribed for their units on or before December 31, 2007 or 8% if they subscribed for their units after December 31, 2007, which we refer to as their Preferred Return; and

●	thereafter, 80% to the limited partners and 20% to our General Partner.

(Back to Index)

(Back to Index)

Distributable cash from capital transactions, which includes cash received from the sale or refinancing of a Property, or the sale or repayment in full of all outstanding principal and interest due and owing to us on a Real Estate Debt Investment, will be distributed in the following order of priority:

●	first, 100% to our limited partners until they have each received distributions from us, including distributions of distributable cash from operations, equal to their respective Preferred Return;

●	second, 100% to our limited partners until their respective adjusted capital contribution has been reduced to zero; and

●	thereafter, 80% to our limited partners and 20% to our General Partner.

An adjusted capital contribution is the amount originally paid for the limited partnership interest, less previous distributions of distributable cash from capital transactions.

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

Sale of Units

From October 1, 2007 through May 19, 2008, we privately sold our limited partnership units at $10.00 per unit to accredited investors, as that term is defined in Rule 501(a) of Regulation D of the Securities Act.  We sold a total of 3,713,492 units, including 204,678 units to our General Partner, for total proceeds, before commission, fees and expenses, of approximately $36.8 million.  We refer to these sales herein as the Offering.  Chadwick Securities, Inc., an affiliate of our General Partner, served as the dealer-manager in the Offering.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our limited partner units are not publicly traded.  There is no market for our limited partner units and it is unlikely that any will develop.  The following table shows the number of equity security holders:

	As of December 31,
Title of Class	2010	2009
Limited Partner units	3,710,492	3,711,742
Number of Limited Partners	582	581

As of the date of this report, 3,710,492 limited partnership units are outstanding.  We pay distributions monthly.  No distributions were paid to the General Partner for either year.  Total distributions paid to limited partners for the years ended December 31, 2010 and 2009 were $1.3 million and $2.0 million, respectively.  The following table details these distributions by month for the years ended December 31.

	2010		2009
	Distributions	Per Unit	Distributions	Per Unit
January	$167,000	$0.045	$165,000	$0.044
February	167,000	0.045	165,000	0.044
March	167,000	0.045	165,000	0.044
April	92,000	0.025	165,000	0.044
May	92,000	0.025	167,000	0.045
June	92,000	0.025	167,000	0.045
July	92,000	0.025	167,000	0.045
August	93,000	0.025	167,000	0.045
September	93,000	0.025	167,000	0.045
October	93,000	0.025	167,000	0.045
November	93,000	0.025	167,000	0.045
December	93,000	0.025	167,000	0.045
Total distributions for the year	$1,334,000	$0.360	$1,996,000	$0.536

We do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2010, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiary	Purchase Date	Leverage Ratio (1)	Number of Units	Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/07	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/07	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	01/29/08	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	01/29/08	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	02/29/08	56%	288	San Antonio, Texas
Total			822

(1)	Face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties for the years ended December 31, 2010 and 2009:

Property	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)

	2010	2009	2010	2009	2010	2009
Memorial Towers	94.3%	91.4%	$1.03	$1.03	69%	76%
Villas	94.5%	90.7%	$0.81	$0.80	62%	72%
Coach Lantern	93.6%	92.1%	$0.94	$0.90	39%	50%
Foxcroft	93.8%	92.6%	$0.98	$0.93	45%	45%
Park Hill	92.4%	87.8%	$0.77	$0.71	61%	85%

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

We also own three subordinated notes through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments as of December 31, 2010, as follows (in thousands, except units and percentages):

Real Estate Debt Investments	Face Value of Note	Carrying Value of Note		Stated Interest Rate	Number of Units	Location
Acacia Park or Acacia	$2,000	$	−	10.27%	304	San Bernardino, California
Hillwood	$400	$	−	10.97%	118	Montgomery, Alabama
Southern Cove	$500	$	−	12.75%	100	Las Vegas, Nevada

(Back to Index)

(Back to Index)

Results of Operations

We generate our income from the net revenues we receive from our Properties.  We also may, in the future, generate funds from the sale or refinancing of our Properties or the sale or repayment of our Real Estate Debt Investments.  Because we acquired our Real Estate Investments in late 2007 and early 2008, we do not expect that we will sell or refinance our Properties during at least the next year.  Should economic conditions in the areas in which our Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit or eliminate our ability to make distributions to our limited partners.

Our Real Estate Debt Investments have not been generating revenue as a result of borrower defaults.  In 2009, all three of our Real Estate Debt Investments were materially adversely affected by economic conditions in the United States and became delinquent.  The senior lenders on the Properties formally declared their loans to be in default.  The senior lenders on all three notes informed us that, because of borrowers’ defaults, the post default payment terms of the intercreditor agreements between the senior lenders and us had become effective.  Pursuant to these agreements, the senior lenders must be repaid in full before we receive any current or accrued interest or principal.  Based on management’s analysis, we placed all three loans on non-accrual status and reserved the entire balance.  Once we place a loan on non-accrual, we recognize revenue only as cash is received.  We have established an allowance for loan losses of approximately $2.6 million to fully reserve all three loans.

Our operating results and cash flows from our Properties are affected by four principal factors:

●	occupancy and rental rates,

●	property operating expenses,

●	interest rates on the related financing, and

●	capital expenditures.

The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, including, in particular, our lease assurance program and our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our lease assurance program, we are marketing our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renewal leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  As a result of these programs, our Properties experienced an overall increase in the average occupancy rate during the year ended December 31, 2010 of approximately 2.8%, with an average occupancy rate of 93.72% as compared to an average occupancy rate during the same period in 2009 of 90.92%.

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

Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we expect to spend approximately $4.9 million in the next four to six years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to cause our occupancy rates and, potentially, rental rates and our cash flow from operating activities to increase.

(Back to Index)

(Back to Index)

The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	December 31,		Increase (Decrease)
	2010	2009	Dollars	Percent
Revenues:
Rental income	$7,856	$7,550	$306	4.0%
Interest income from loans held for investment	−	170	(170)	(100)%
	7,856	7,720	136	1.8%
Expenses:
Rental operating	3,837	4,486	(649)	(14.4)%
Management fees – related parties	788	784	4	0.5%
General and administrative	435	530	(95)	(17.9)%
Provision for loan losses	−	2,603	(2,603)	(100)%
Depreciation and amortization	2,636	2,551	85	3.3%
Total expenses	7,696	10,954	(3,258)	29.7%
Income (loss) before interest expense, net	160	(3,234)	3,394	104.9%

Other expenses:
Interest expense, net	(2,699)	(2,558)	(141)	(5.5)%
Loss on disposal of fixed assets	(3)	−	(3)	(100)%
Net loss	$(2,542)	$(5,792)	$3,250	56.1%
Weighted average number of limited partner units outstanding	3,711	3,712

Net loss per weighted average limited partner unit	$(0.68)	$(1.56)

Revenues – Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

We attribute the $136,000 increase in revenues principally to the increase in average occupancy rate at the Properties and the increase in the average effective rent per square foot at the Properties.  This increase was partially offset by reduced interest income from the loans held for investment as a result of the loans being in default.

Expenses – Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

We attribute the $3.3 million decrease in expenses principally to the following:

●	a $2.6 million decrease in provision for loan losses; the loans were fully reserved for at December 31, 2009.

●	a $649,000 decrease in rental operating expenses reflecting the following:

–	reduced real estate tax expense of $129,000 at three properties due to the successful appeal of their tax assessments,

–	reduced turnover expenses of $112,000 for the Villas and Park Hill due to stabilizing occupancy rates;

–	reduced marketing expense of $88,000 for Villas and Park Hill due to the fact that occupancy rates stabilized so there was less marketing efforts; and

–
reduced payroll and temporary help expense of $120,000 due to the completion of successful leasing efforts at Park Hill and decreased electricity expense of $104,000 at Memorial Towers (as discussed in “Liquidity and Capital Resources”); and

●	a $95,000 decrease in general and administrative expenses due to insurance proceeds received from a loss that occurred two years ago at Memorial Towers.

        These decrease were partially offset by:

●	a $85,000 increase in depreciation and amortization due to an increase in the amount of personal property at the Properties.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

The following table sets forth our sources and uses of cash (in thousands):

	December 31,
	2010	2009
Provided by (used in) operating activities (1)	$700	$(44)
Used in investing activities	(579)	(2,460)
Used in financing activities	(1,345)	(2,011)
Net decrease in cash	$(1,224)	$(4,515)

(1)	Including changes in operating assets and liabilities.

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

During the year ended December 31, 2009, two of our Properties incurred one-time expenses, which we do not expect to reoccur in the future.  At Park Hill, during late 2008 and early 2009, we experienced a decline in occupancy because a large number of residents worked for a government subcontractor whose contracts were cancelled; as a result, many residents terminated their leases and vacated the premises.  The high volume of move-outs focused our efforts to quickly re-lease the property and increase occupancy.  Park Hill’s average occupancy for the current year was 92.4% as compared to 87.8% in 2009.  At Memorial Towers in 2009, we had a major pipe replacement project which caused the electricity usage at the property to increase which in turn increased our electricity expense.  The project has been completed and the expense has since decreased.

The following table sets forth the capital expenditures incurred during the year ended December 31, 2010 and estimated future capital expenditures which are discretionary in nature (in thousands):
Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$25	$639
Villas	91	1,268
Coach Lantern	61	714
Foxcroft	69	755
Park Hill	333	1,514
Total	$579	$4,890

Funding for future discretionary capital expenditures over the remaining life of the Partnership will come from both the cash reserves established when the Properties were purchased and future operating cash flows.  Although our capital expenditures were nominal ($579,000) during the year ended December 31, 2010, we have planned a series of major capital projects for our Properties, such as repairs and renovations on the HVAC systems, parking improvements, and foundation work.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.

Our restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance and capital improvements.

(Back to Index)

(Back to Index)

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

Property Acquisitions. We allocated the purchase price of acquired properties to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their relative fair values.  We amortize the value of in-place leases over twelve months on a straight line basis.

Impairment.  We review the carrying value of each Property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified.  If we determine that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, we will record an impairment charge to reduce the carrying amount for that asset to its estimated fair value.  We have not recognized any impairments of our Properties for the years ended December 31, 2010 and 2009.

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
(Back to Index)

(Back to Index)

For the year ended December 31, 2009, we recorded a $2.6 million provision for loan losses, fully reserving against our Real Estate Debt Investments.  This provision is included on the consolidated statements of operations.  See “– Results of Operations” for a discussion of this provision.  At both December 31, 2010 and 2009, the allowance for loan losses was $2.6 million.

Revenue Recognition.  We derive our revenue primarily from the rental of residential housing units with lease agreement terms of approximately twelve months.  We recognize revenue in the period that rent is earned, which is on a monthly basis.

We recognize rent as income on a straight-line basis over the term of the lease for leases with varying rental payments.  We also recognize any incentives included in the lease on a straight-line basis over the term of the lease.

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

Recent Accounting Standards

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  In July 2010, the FASB issued guidance that requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  Adoption did not have a material impact on our consolidated financial statements.

Subsequent Events.  In February 2010, the FASB issued guidance which removes the requirement to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This guidance was effective upon issuance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to Regulation S-K, Item 305(e).

(Back to Index)

(Back to Index)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Resource Real Estate Investors 6, L.P.

We have audited the accompanying consolidated balance sheets of Resource Real Estate Investors 6, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for the years then ended.  Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a)2.  These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource Real Estate Investors 6, L.P. and subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 24, 2011

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2010	2009
ASSETS
Rental property, at cost:
Land	$7,430	$7,430
Buildings and improvements	57,989	57,805
Personal property	1,985	1,656
Construction-in-progress	68	7
	67,472	66,898
Accumulated depreciation and amortization	(8,779)	(6,145)
	58,693	60,753

Cash	2,488	3,712
Restricted cash	1,307	1,256
Tenant receivables	20	27
Loans held for investment, net	−	−
Prepaid expenses and other assets	183	156
Deferred financing costs, net	1,400	1,736
Total assets	$64,091	$67,640

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$45,274	$45,274
Accounts payable and accrued expenses	1,133	1,216
Accrued interest	202	202
Payables to related parties	1,608	1,188
Prepaid rent	109	117
Security deposits	149	140
Total liabilities	48,475	48,137

Partners’ capital	15,616	19,503

Total liabilities and partners’ capital	$64,091	$67,640

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended
	December 31,
	2010	2009
Revenues:
Rental income	$7,856	$7,550
Interest income from loans held for investment	−	170
	7,856	7,720

Expenses:
Rental operating	3,837	4,486
Management fees – related parties	788	784
General and administrative	435	530
Provision for loan losses	−	2,603
Depreciation and amortization	2,636	2,551
Total expenses	7,696	10,954
Income (loss) before interest expense, net	160	(3,234)

Other expenses:
Interest expense, net	(2,699)	(2,558)
Loss on disposal of fixed assets	(3)	−
Net loss	$(2,542)	$(5,792)

Weighted average number of limited partner units outstanding	3,711	3,712

Net loss per weighted average limited partner unit	$(0.68)	$(1.56)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except units)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2009	$1	3,713,492	$27,305	$27,306
Distributions	−	−	(1,996)	(1,996)
Redemptions, net	−	(1,750)	(15)	(15)
Net loss	−	−	(5,792)	(5,792)
Balance at December 31, 2009	1	3,711,742	19,502	19,503
Distributions	−	−	(1,334)	(1,334)
Redemptions, net	−	(1,250)	(11)	(11)
Net loss	−	−	(2,542)	(2,542)
Balance at December 31, 2010	$1	3,710,492	$15,615	$15,616

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,542)	$(5,792)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,636	2,551
Loss on disposal of fixed assets	3	−
Amortization of deferred financing costs	336	218
Accretion of discount and direct loan fees and costs	−	(11)
Provision for loan losses	−	2,603
Changes in operating assets and liabilities:
Restricted cash	(51)	205
Tenant receivables	7	22
Prepaid expense and other assets	(27)	60
Insurance proceeds receivable	−	100
Accounts payable and accrued expenses	(83)	(528)
Payables to related parties	420	566
Prepaid rent	(8)	(74)
Security deposits	9	36
Net cash provided by (used in) operating activities	700	(44)

Cash flows from investing activities:
Capital expenditures	(579)	(2,460)
Net cash used in investing activities	(579)	(2,460)

Cash flows from financing activities:
Redemptions, net	(11)	(15)
Distributions to limited partners	(1,334)	(1,996)
Net cash used in financing activities	(1,345)	(2,011)

Net decrease in cash	(1,224)	(4,515)
Cash at beginning of year	3,712	8,227
Cash at end of year	$2,488	$3,712

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine and Texas (referred to as the "Properties").  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California, Alabama and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or “the GP”), is in the business of sponsoring and managing real estate investment limited partnership and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.0% limited partnership interest in the Partnership at both December 31, 2010 and 2009.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

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

Distributable cash from capital transactions, as determined by the GP, is first allocated 100% to the LPs until the LPs have received their Preferred Return; second, 100% to the LP’s until their Adjusted Capital Contributions (as defined in the Agreement) have been reduced to zero; and thereafter, 80% to the LPs and 20% to the GP.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, as follows:

Subsidiary / Apartment Complex	Number of Units	Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers Apartments (“Memorial Towers”)	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas at Henderson Pass Apartments (“Villas”)	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern Apartments (“Coach Lantern”)	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft Apartments (“Foxcroft”)	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill Apartments (“Park Hill”)	288	San Antonio, Texas
Total	822

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2010

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

Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2010 and 2009, the Partnership paid approximately $2.4 million in cash for interest.

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

The Partnership is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2007 through 2010.

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

The future minimum rental payments to be received from noncancelable operating leases is approximately $4.0 million and $15,000 for the years ending 2011 and 2012, respectively, and none thereafter.

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
DECEMBER 31, 2010

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

For the year ended December 31, 2009, the Partnership recorded a provision for loan losses of $2.6 million which is included in the consolidated statements of operations.  At each of December 31, 2010 and 2009, the allowance for loan losses was $2.6 million.

Long-Lived Assets

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  There was no impairment loss recorded for the years ended December 31, 2010 and 2009.

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

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $123,000 and $207,000 for the years ended December 31, 2010 and 2009, respectively.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash.  At December 31, 2010, the Partnership had $2.7 million of deposits at various banks of which $831,000 was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

Tenant Receivables

The majority of the Partnership’s receivables are due from tenants.  Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At December 31, 2010 and 2009, there was no allowance for uncollectible receivables.

Recently Issued Financial Accounting Standards

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses - In July 2010, the FASB issued guidance that requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  Adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements.

Subsequent Events.  In February 2010, the FASB issued guidance which removes the requirement to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This guidance was effective upon issuance.

Reclassification

Bad debt expense was reclassified from General and administrative expense to Operating expense in the 2009 consolidated financial statements to conform to the 2010 presentation.

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	December 31,
	2010	2009
Real estate taxes	$857	$846
Insurance	114	88
Capital improvements	336	322
Total	$1,307	$1,256

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2010

NOTE 4 − LOANS HELD FOR INVESTMENT, NET

A summary of loans held for investment, net, at December 31, 2010 and 2009 follows (in thousands):

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

All loans are subordinate to first mortgage holders with payment terms of interest only through maturity.  In 2009, the first mortgage holders informed the Partnership that the post default payment terms of the intercreditor agreements had become effective due to the continued default by the borrowers.  Pursuant to these agreements, the first mortgage holders must be repaid in full before the Partnership may recover any current or accrued interest or principal.  Based on management’s analysis, the Partnership placed all three loans on non-accrual status, discontinued the amortization and accretion of the discount and direct loan fees and costs and provided a specific allowance for each loan during 2009.  As of December 31, 2009, the three subordinated loans owned by the Partnership were fully reserved.  At December 31, 2010 and 2009, the allowance for loan losses was approximately $2.6 million.

The following table summarizes the activity in the allowance for loan losses (in thousands):

	December 31,
	2010	2009
Balance, beginning of year	$2,603	$	−
Provision for loan losses	−		2,603
Charge-offs	−		−
Balance, end of year	$2,603		$2,603

NOTE 5 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of December 31, 2010 and 2009 was $775,000 and $390,000, respectively.  Estimated amortization expense of the Property’s existing deferred financing costs for the next five years, and thereafter, is as follows (in thousands):

2011	$255
2012	255
2013	255
2014	253
2015	163
Thereafter	218
$1,399

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2010

NOTE 6 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands):

				Average
	Balance at		Annual	Monthly
	December 31,	Maturity	Interest	Debt
Property	2010 and 2009	Date	Rate	Service
Memorial Towers	$7,400	01/01/2017	5.49%	$34	(1)
Villas	10,800	01/01/2017	5.48%	$49	(1)
Coach Lantern	7,884	02/01/2015	4.92%	$32	(2)
Foxcroft	8,760	02/01/2015	4.92%	$36	(2)
Park Hill	10,430	03/01/2018	5.05%	$44	(3)
Total	$45,274

(1)	Interest only through January 1, 2013; monthly payment including principal and interest, effective February 1, 2013, will be $42,000 for Memorial Towers and $61,000 for Villas.

(2)	Interest only through the maturity date.

(3)	Interest only through March 1, 2013; monthly payment including principal and interest, effective April 1, 2013, will be $56,000.

Annual principal payments on the mortgage notes payable for each of the next five years, and thereafter, are as follows (in thousands):

2011	$	−
2012		−
2013		320
2014		395
2015		17,060
Thereafter		27,499
		$45,274

The mortgage notes payable are with recourse only to the Properties securing them subject to certain limited standard exceptions, as defined in the mortgage notes payable, which the GP has guaranteed (“carveouts”).  These carveouts relate to the total debt and expire as the notes are paid down.

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Payables to related parties are summarized in the following table (in thousands):

	December 31,
	2010	2009
Payables to related parties:
RAI and affiliates (a)	$1,608	$1,188

(a)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.

A wholly owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees. RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manager of the Partnership’s properties.

During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties; these advances are repaid within a few days.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2010

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized in the following table (in thousands):

	For the years ended
	December 31,
	2010	2009
RCP:
Investment management fees (1)	$339	$349
RREML:
Property management fees (2)	390	376
Debt management fees (3)	59	59
	$788	$784

Ledgewood P.C. (“Ledgewood”) – payment of legal services (4)	$23	$30

(1)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.

(2)
RREML is entitled to receive monthly property management fees equal to 5% of the gross operating revenues from the Partnership’s 100% owned properties, for managing or obtaining and supervising third party managers (see footnote (a) to the previous table).

(3)
RREML is also entitled to receive monthly debt management fees equal to 0.167% (2% per annum) of the gross offering proceeds that have been invested in loans held for investment.  The fee is earned for monitoring the performance of the Partnership’s loans held for investment (see footnote (a) to the previous table).

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

NOTE 8 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

●
Loans held for investment, net.  The fair value of the loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

●	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

The estimated fair values of the Partnership’s financial instruments are as follows (in thousands):

	December 31, 2010				December 31, 2009
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Loans held for investment, net	$	−	$	−	$	−	$	−

Mortgage notes payable:
Memorial Towers		$7,400		$7,408		$7,400		$7,322
Villas		10,800		10,806		10,800		10,680
Coach Lantern		7,884		7,707		7,884		7,590
Foxcroft		8,760		8,536		8,760		8,402
Park Hill		10,430		10,206		10,430		10,037
Total mortgage notes payable		$45,274		$44,663		$45,274		$44,031

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2010

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

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

Our General Partner assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, the general partner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework.  Based upon this assessment, our General Partner concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

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

(Back to Index)

(Back to Index)

Directors and Executive Officers of Our General Partner

The following table sets forth information with respect to the executive officers, directors and key personnel of our General Partner:
NAME	AGE	POSITION OR OFFICE
Jonathan Z. Cohen	40	Director
Alan F. Feldman	47	Director and Senior Vice President
David E. Bloom	46	Director and Senior Vice President
Kevin M. Finkel	39	President
Steven R. Saltzman	47	Vice President of Finance and CFO
Darshan V. Patel	40	Chief Legal Officer and Secretary

Jonathan Z. Cohen, a Director since 2002.  Mr. Cohen also serves as Chairman and a Director of Resource Real Estate Management since 2005 and as Chief Executive Officer, President and a Director of Resource Capital Corp., a real estate investment trust managed by Resource America, since its formation in 2005.  Mr. Cohen has been President since 2003 and Chief Executive Officer since 2004 of Resource America and also has served as Chairman and a Director of Resource Financial Institutions Group, Inc., a subsidiary of Resource America, since 2005.  Mr. Cohen was Executive Vice President of Resource America from 2001 to 2003, Senior Vice President from 1999 to 2001 and Chief Operating Officer from 2002 to 2004.  Mr. Cohen has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, since its formation in 1999, Vice Chairman of Atlas Energy, Inc. (formally Atlas America, Inc.), a publicly-traded natural gas and oil exploration and production company since 2000 and Vice Chairman of Atlas Energy Resources, a natural gas and oil exploration and production company since 2006.  Mr. Cohen was the Vice Chairman of RAIT Investment Trust, (now RAIT Financial Trust) a publicly-traded (NYSE: RAS) REIT, from 2003 to 2006, and Secretary, trustee and a member of RAIT’s investment committee from 1997 to 2006.  Among the reasons for his appointment as director, Mr. Cohen’s financial, business and real estate experience add strategic vision to our board.

Alan F. Feldman, a Direct and Senior Vice President since 2004.  Mr. Feldman also serves as Chief Executive Officer of Resource Real Estate, a subsidiary of Resource America, since 2004, and of Resource Real Estate Opportunity REIT, a real estate investment trust managed by Resource America, since 2009, President and a Director of Resource Real Estate Management since 2005 and a Senior Vice President of Resource America since 2002.  Mr. Feldman was President of Resource Properties, a subsidiary of Resource America, from 2002 to 2005.  From 1998 to 2002, Mr. Feldman was a Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization.  From 1992 through 1998 Mr. Feldman was an Executive Vice President of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization, where he was responsible for the firm’s 20 million square feet of managed retail properties.  From 1990 to 1992 Mr. Feldman was a Director at Strouse, Greenberg & Co., a regional full service real estate company.  From 1986 through 1988, Mr. Feldman was an engineer at Squibb Corporation.  Mr. Feldman’s vast experience and knowledge in the real estate business is an asset to our board.

David E. Bloom, a Director since 2002, President from 2002 to 2006 and Senior Vice President since 2006.  Mr. Bloom has also served as President and a Director of Resource Real Estate since 2004, and as Senior Vice President of Resource America, a position he has held since September 2001.  Mr. Bloom joined Resource America from Colony Capital, LLC, a Los Angeles-based real estate fund, where he was a Senior Vice President as well as a Principal of Colony Capital Asia Pacific from 1999 to 2001.  While at Colony, Mr. Bloom was responsible for the identification, evaluation and consummation of new investments, and he actively participated in the firm’s equity and debt raising efforts.  From 1998 to 1999 Mr. Bloom was a Director at Sonnenblick-Goldman Company, a New York based real estate investment bank.  From 1992 to 1998, Mr. Bloom practiced law in the real estate and corporate departments of Wilkie Farr & Gallagher in New York and Drinker Biddle & Reath in Philadelphia.  Prior to practicing law, Mr. Bloom began his real estate career in 1987 as an Acquisitions and Development Associate with Strouse, Greenberg & Company, a regional full-service real estate company.  Mr. Bloom’s vast experience and knowledge in the real estate business is an asset to our board.

Kevin M. Finkel, President since 2006 and Senior Vice President from 2003 to 2006.  Mr. Finkel also serves as Executive Vice President since 2007 and Director of Acquisitions since 2004 of Resource Real Estate.  Mr. Finkel joined Resource America in 2002, and has been a Vice President of Resource America since 2006.  Prior to joining Resource America, Mr. Finkel was an Associate at Lehman Brothers.  Prior to working at Lehman Brothers, Mr. Finkel was an investment banker at Barclays Capital and Deutsche Bank Securities.

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

(Back to Index)

(Back to Index)

Darshan V. Patel, Chief Legal Officer and Secretary since 2002.  Mr. Patel has also served as Vice President of Resource America since 2005 and Associate General Counsel for Resource America since 2001.  From 1998 to 2001, Mr. Patel was associated with the law firm of Berman, Paley, Goldstein & Kannry practicing commercial litigation and real estate law.  From 1996 to 1998, Mr. Patel was associated with the law firm of Glynn & Associates practicing litigation and real estate law.

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by a request to our General Partner, Resource Capital Partners, at One Crescent Drive, Suite 203, Navy Yard Corporate Center, Philadelphia, PA  19112.

ITEM 11.	EXECUTIVE COMPENSATION

We have no directors or officers and we do not directly employ any persons to manage or operate our business.  Our affairs are managed by our General Partner and its affiliates.  As compensation for its services, we pay our General Partner various fees as set forth in Item 13.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of our limited partnership interests owned by beneficial owners of 5% or more of our limited partnership interests as well as the beneficial ownership of our General Partner, and its officer and directors, as of March 26, 2010.  Under the terms of the Partnership Agreement, our affairs are managed by our General Partner.  We do not have any officers or directors.  This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.
Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class
Units of limited partnership interest	Resource Capital Partners, Inc.	204,678	5.50%

Units of limited partnership interest	Jonathan Z. Cohen, Chairman of the Board	−	−
	Alan F. Feldman, Senior Vice President and Director	967	Less than 0.01%
	Kevin M. Finkel, President	−	−
	Steven R. Saltzman, Vice President – Finance	−	−
	Shelle Weisbaum, Assistant Secretary	−	−
	David E. Bloom, Vice President and Director	−	−
	Jeffrey F. Brotman, Senior Vice President	−	−
	Thomas C. Elliott, Chief Financial Officer	−	−
	Darshan V. Patel, Chief Legal Office and Assistant Secretary	−	−
	Michael S. Yecies, Secretary	−	−
	All directors and officers as a group	967	Less than 0.01%

(1)	The address for each beneficial owner is One Crescent Drive, Suite 203, Philadelphia, Pennsylvania 19112.

(Back to Index)

(Back to Index)

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

  We pay our General Partner and its affiliates the following fees for their services.

Property Management Fees

We pay Resource Real Estate Management, an affiliate of our General Partner, a monthly property management fee in an amount equal to 5% of our gross cash receipts from the operation of our Properties.  This fee is for Resource Real Estate Management’s services in managing the Properties or obtaining and supervising subcontractor Property managers, which may be affiliates of Resource Real Estate Management or independent third-parties.  Resource Real Estate Management is permitted to manage the Properties through a property management affiliate or subcontract the management of the Properties out to unaffiliated third-party subcontractors.  If Resource Real Estate Management subcontracts the management of the Properties, then it will pay all management fees payable to the subcontractor managers of our Properties.  For the years ended December 31, 2010 and 2009, Resource Real Estate Management earned $391,000 and $376,000, respectively, in real estate property management fees.

Real Estate Debt Management Fees

We also pay Resource Real Estate Management a monthly real estate debt management fee equal to 0.167% (2% per annum) of the gross offering proceeds that have been, and continue to be, deployed in Real Estate Debt Investments.  This fee is for Resource Real Estate Management’s services in monitoring the performance of our Real Estate Debt Investments, including:

●	the collection of amounts owed to us;

●
reviewing on an as-needed basis the underlying multifamily residential rental properties serving, directly or indirectly, as collateral for the Real Estate Debt Investments and the owners of those properties, and the markets in general, to identify any potential problem loans; and

●	determining whether or when to sell a Real Estate Debt Investment.

           Resource Real Estate Management earned $59,000 in real estate debt management fees during each of the years ended December 31, 2010 and 2009.

Deferral of Real Estate Management Fees

We pay Resource Real Estate Management or its affiliates the real estate management fees for our Real Estate Investments from our operating revenues and our General Partner may, in its discretion, from time to time defer payment of all or any portion of such fees related to our Real Estate Investments, and accrue the same, if it deems our operating revenues are insufficient to pay such fees and still satisfy our investment objectives.  We will pay any deferred fees to Resource Real Estate Management when our General Partner deems our operating revenues are sufficient to make such payment.  As of December 31, 2010 and 2009, no fees had been deferred.

Investment Management Fees

We pay our General Partner or its affiliates an annual investment management fee payable from our revenues in an amount equal to 1% of the gross offering proceeds from the offering that have been, and continue to be, deployed in Real Estate Investments.  The investment management fee is for our General Partner’s professional services rendered in our administration, including, but not limited to, the preparation and distribution of our required quarterly and annual reports to our limited partners.  Since the annual investment management fee is for our General Partner’s professional services, it is in addition to the reimbursements we pay our General Partner for certain administrative expenses that it and its affiliates incur on our behalf as described below in “– Reimbursement of Administrative Expenses and Direct Costs.”  Up to 100% of our General Partner’s annual investment management fee is subordinated to our limited partners’ receipt of their Preferred Return.  Our General Partner is entitled at any time to an additional share of our cash distributions to recoup any investment management fees or distributions that were previously subordinated to the extent that our cash distributions to our limited partners exceeded their Preferred Return.  For the years ended December 31, 2010 and 2009, our General Partner earned $339,000 and $349,000, respectively, in investment management fees, the payment of which was deferred under the subordination clause of the Partnership Agreement.

(Back to Index)

(Back to Index)

Property Financing Fee for Refinancing a Property

We pay our General Partner or its affiliates a property financing fee equal to 0.5% of the face amount of any refinancing we obtain for our interest in the Properties.  This fee is for our General Partner’s or its affiliates’ services in obtaining the financing and negotiating its terms.  The property financing fee for refinancing will not be paid for Real Estate Debt Investments.  There were no refinancings of the Properties during the years ended December 31, 2010 and 2009, and, accordingly, no fees were paid.

Cash Distributions to Our General Partner

Our General Partner will receive distributions from us from the following sources:

●	distributable cash from operations;

●	distributable cash from capital transactions; and

●	cash distributions to the partners upon our liquidation.

Cash distributions from our operations will be first paid to our limited partners until they have received distributions totaling their Preferred Return and thereafter, 80% to our limited partners and 20% to our General Partner.

Cash distributions from capital transactions, which include cash we receive from the sale or refinancing of a Property or the sale or repayment in full of all outstanding principal and interest due and owing to us on a Real Estate Debt Investment, are distributed in the following order:

●	first, 100% to our limited partners until they receive distributions totaling their Preferred Return;

●	second, 100% to our limited partners until their respective adjusted capital contributions have been reduced to zero; and

●	thereafter, 80% to our limited partners and 20% to our General Partner.

When we dissolve and liquidate, we will distribute the liquidation proceeds in the following order of priority:

●	first, to the payment of our creditors in the order of priority provided by law, except obligations to partners or their affiliates;

●	next, to establish any reserve that our General Partner (or any other person effecting the winding up) determines is reasonably necessary for any contingent or unforeseen liability or obligation;

●
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

●
next, to the payment of all expense reimbursements (other than our General Partner’s right to reimbursement of any previous subordination distributions to our limited partners) to which our General Partner or its affiliates may be entitled under the Partnership Agreement;

●	next, to the partners in proportion to, and to the extent of, the positive balances of their capital accounts;

●	next, 100% to our limited partners until they have received their respective Preferred Returns;

●	next, to our General Partner as reimbursement for any previous subordination distributions to our limited partners, if any; and

●	thereafter, 80% to our limited partners and 20% to our General Partner.

Conflicts of Interest

Our General Partner is subject to various conflicts of interest and, since our General Partner controls our management, these conflicts will not be resolved through arms-length negotiations.  However, some provisions of our Partnership Agreement are designed to protect our limited partners’ interests in conflict of interest matters, such as provisions which:

●	limit the actions our General Partner and its affiliates may take in managing us and our Real Estate Investments;

●	limit the compensation and fees payable to them; and

●	limit the expenses for which they will receive reimbursement.

(Back to Index)

(Back to Index)

Notwithstanding the foregoing, the Partnership Agreement does not directly address every potential conflict of interest that may arise.  In those matters, our General Partner must exercise its judgment consistent with its fiduciary duties and there are no established conflict of interest resolution standards or procedures.  Therefore, these conflicts may be resolved in the best interest of our General Partner.  Some of these potential conflicts are discussed below.

In addition, our General Partner depends on its indirect parent company, Resource America, for management and administrative functions and financing for capital expenditures.  Neither our Partnership Agreement nor any other agreement requires Resource America to pursue a future business strategy that favors us.  Resource America’s directors and officers have a fiduciary duty to make decisions in the best interests of the stockholders of Resource America.  Because our General Partner is allowed to take into account the interests of other parties such as Resource America in resolving its conflicts of interest, this has the effect of limiting our limited partners’ ability to take action against our General Partner and its affiliates.

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

Monitoring Compliance With Agreements By Affiliates

Our General Partner must monitor and enforce the compliance of its affiliate, Resource Real Estate Management, in the management of our Real Estate Investments under the real estate management agreement and its own compliance with our Partnership Agreement.

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

Accordingly, our real estate investments may compete for tenants with those owned by our General Partner or its affiliates, including their affiliated investment programs.  Also, real estate investments owned or controlled by our General Partner or its affiliates, or which secure debt investments owned by our General Partner or its affiliates in which we have no interest, may be enhanced by our purchase of a real estate investment in the same general area.  Our General Partner also may be subject to conflicts of interest with respect to recommendations to our limited partners to sell a Real Estate Investment if it or its affiliates own other real estate investments in the same area or which secure debt investments owned by our General Partner or its affiliates that they also want to sell.  In this regard, Resource Capital Corp., or RCC, is a publicly-traded real estate specialty finance company that qualifies as a real estate investment trust, or REIT, for federal income tax purposes.  RCC is externally managed by Resource Capital Manager, Inc., an affiliate of our General Partner.  Since RCC’s targeted investments include, but are not limited to, B notes and mezzanine debt, which may be secured, directly or indirectly, by multifamily residential rental properties, RCC may compete with us with respect to our Real Estate Investments.

Actions Taken by Our General Partner May Affect the Amount of Cash Available for Distribution to Our Limited Partners and the Compensation of Our General Partner

The amount of cash we have available for distribution to our limited partners is affected by our General Partner’s decisions regarding various matters, including:

●
whether our General Partner will, in its discretion, defer and accrue any portion or all of the real estate management fees payable by us to Resource Real Estate Management or its affiliates with respect to our Properties under the circumstances described above;

●	the amount and timing of our Real Estate Investment purchases and sales;

●	the amount and timing of our cash expenditures;

●	the amount and terms of financing we obtain with respect to our Properties; and

●
the creation, reduction or increase of our reserves, including possible reserves for future capital expenditures for capital improvements or replacements related to the Properties that will be included in the purchase price of the Properties and, thus, increase certain fees payable to our General Partner.

(Back to Index)

(Back to Index)

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

We May Engage in Transactions with Our General Partner and Its Affiliates

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

Although no loans may be made by us to our General Partner or its affiliates, our General Partner and its affiliates may loan or advance funds to us, which is not anticipated by our General Partner, provided that the rate of interest and other amounts that would be charged to us (without reference to the loaning General Partner’s or affiliate’s financial abilities or guarantees) do not exceed those that would be charged by unrelated lending institutions on a comparable loan for the same purpose in the same geographic area and the other terms of the loan are no less favorable to us than those that could be obtained from those unrelated lending institutions.

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

We Do Not Have Any Employees and Will Rely on the Employees of Our General Partner and its Affiliates

We do not have any officers or employees and will rely solely on officers and employees of our General Partner and its affiliates to manage our business.  Our General Partner and its affiliates also will conduct business activities of their own in which we will have no economic interest.

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

Our General Partner Invested in Us as a Limited Partner

Our General Partner has purchased units as a limited partner in an amount equal to 5% of our gross offering proceeds at the close of our offering.  That percentage interest has since increased as a result of redemption by limited partners.  One officer of the General Partner also purchased 967 units.  The subscription price of the General Partner and its officer for their units was reduced by 10%.  Even though they paid a reduced price for their units, they will generally share in our income, losses and cash distributions on the same basis as the other limited partners, and they will generally have the same voting rights.  This will dilute the voting rights of our limited partners.  However, units owned by our General Partner and its officer will be excluded from any vote on removing our General Partner as our general partner.  Also, their rate of return on their investment in us will be greater than the rate of return received by our limited partners because of the discounted subscription price our General Partner and its officer paid.

(Back to Index)

(Back to Index)

Conflicts Regarding Redemption of Units

Limited partners may present their units to us for redemption at any time. This creates the following conflicts of interest between us and our limited partners:

●
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

●
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

Audit Fees.  The aggregate fees billed by our independent auditors, Grant Thornton LLP for the period ended December 31, 2010 and 2009 for professional services rendered was $193,000 and $128,000, respectively.

Audit-Related Fees.  We did not incur any audit related fees from Grant Thornton LLP during 2010 and 2009.

Tax Fees.  We did not incur any fees for tax services from Grant Thornton LLP during 2010 and 2009.

All Other Fees.  We did not incur any other fees from Grant Thornton LLP during 2010 and 2009.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.  As a limited partnership, we do not have an audit committee.  Our General Partner’s Board of Directors, acting as a committee of the whole, reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this Annual Report on Form 10-K:

1.      Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009
Consolidated Statement of Changes in Partners’ Capital for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements – December 31, 2010

2.	Financial Statement Schedules
Schedule III - Investments in Real Estate
Schedule IV – Investments in Mortgage Loans on Real Estate

3.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

March 24, 2011	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Director	March 24, 2011
JONATHAN Z. COHEN

/s/ Alan F. Feldman	Director and Senior Vice President	March 24, 2011
ALAN F. FELDMAN

/s/ David E. Bloom	Director and Senior Vice President	March 24, 2011
DAVID E. BLOOM

/s/ Kevin M. Finkel	President	March 24, 2011
KEVIN M. FINKEL	(Principal Executive Officer)

/s/ Steven R. Saltzman	Vice President – Finance	March 24, 2011
STEVEN R. SALTZMAN	(Principal Financial and Accounting Officer)

(Back to Index)

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2010
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income is computed
		Buildings and land improvements	Improvements carrying costs	Buildings and land improvements total
Real estate owned:
Residential	$7,400	$9,561	$1,159	$10,720	$(1,363)	1969	12/18/2007	3 - 27.5 years
Houston, TX

Residential	10,800	13,726	938	14,664	(2,064)	1985	12/28/2007	3 - 27.5 years
San Antonio, TX

Residential	7,884	11,166	1,077	12,243	(1,632)	1972	1/29/2008	3 - 27.5 years
Scarborough, ME

Residential	8,760	12,335	992	13,327	(1,635)	1981	1/29/2008	3 - 27.5 years
Scarborough, ME

Residential	10,430	15,329	1,189	16,518	(2,085)	1984	2/29/2008	3 - 27.5 years
San Antonio, TX
	$45,274	$62,117	$5,355	$67,472	$(8,779)

	Years Ended December 31,
	2010	2009	2008
Balance at the beginning of the period	$66,898	$64,438	$23,290
Additions during period:
Acquisitions	−	−	38,830
Improvements, etc.	574	2,460	2,318
Balance at close of period	$67,472	$66,898	$64,438

(Back to Index)

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE IV
Mortgage Loans on Real Estate
December 31, 2010
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest

Multi-family unit, Houston, TX	Fixed interest rate of 5.49%	01/01/2017		n/a	$7,400	$7,400

Multi-family unit, San Antonio, TX	Fixed interest rate of 5.48%	01/01/2017		n/a	$10,800	$10,800

Multi-family unit, Scarborough, ME	Fixed interest rate of 4.92%	02/01/2015		n/a	$7,884	$7,884

Multi-family unit, Scarborough, ME	Fixed interest rate of 4.92%	02/01/2015		n/a	$8,760	$8,760

Multi-family unit, Scarborough, ME	Fixed interest rate of 5.05%	03/01/2018		n/a	10,430	10,430
					$45,274	$45,274

	Years Ended December 31,
	2010	2009	2008
Balance, beginning of the period	$45,274	$45,274	$18,200
Additions:
New loans	−	−	27,074
Balance, end of the period	$45,274	$45,274	$45,274