Form 10-Q
period 2011-03-31
Resource Real Estate Investors 6 LP
filed 2011-05-11
CIK 1414964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Rental property, at cost:
Land	$7,430	$7,430
Buildings and improvements	58,065	57,989
Personal property	2,034	1,985
Construction-in-progress	8	68
	67,537	67,472
Accumulated depreciation and amortization	(9,452)	(8,779)
	58,085	58,693

Cash	2,154	2,488
Restricted cash	756	1,307
Tenant receivables	23	20
Receivables from related parties	1	−
Loans held for investment, net	−	−
Prepaid expenses and other assets	151	183
Deferred financing costs, net	1,337	1,400
Total assets	$62,507	$64,091

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$45,274	$45,274
Accounts payable and accrued expenses	433	1,133
Accrued interest	202	202
Payables to related parties	1,544	1,608
Prepaid rent	145	109
Security deposits	150	149
Total liabilities	47,748	48,475

Partners’ capital	14,759	15,616

Total liabilities and partners’ capital	$62,507	$64,091

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$2,017	$1,941
Interest income from loans held for investment	−	−
	2,017	1,941

Expenses:
Rental operating	897	936
Management fees – related parties	202	196
General and administrative	102	113
Depreciation and amortization	673	651
Total expenses	1,874	1,896
Income before other expenses	143	45

Other expenses:
Interest expense, net	(647)	(762)
Net loss	$(504)	$(717)

Weighted average number of limited partner units outstanding	3,708	3,711

Net loss per weighted average limited partner unit	$(0.14)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners		Total
	Amount	Units	Amount	Amount
Balance at January 1, 2011	$1	3,710,492	$15,615	$15,616
Distributions	−	−	(277)	(277)
Redemption, net	−	(8,602)	(76)	(76)
Net loss	−	−	(504)	(504)
Balance at March 31, 2011	$1	3,701,890	$14,758	$14,759

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(504)	$(717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	673	651
Amortization of deferred financing costs	63	180
Changes in operating assets and liabilities:
Restricted cash	551	550
Receivables from related party	−	(6)
Tenant receivables	(3)	12
Prepaid expenses and other assets	32	18
Accounts payable and accrued expenses	(700)	(723)
Payable to related parties	(64)	43
Prepaid rent	35	14
Security deposits	1	13
Net cash provided by operating activities	84	35

Cash flows from investing activities:
Capital expenditures	(65)	(74)
Net cash used in investing activities	(65)	(74)

Cash flows from financing activities:
Redemption, net	(76)	(11)
Distributions to partners	(277)	(501)
Net cash used in financing activities	(353)	(512)

Net decrease in cash	(334)	(551)
Cash at beginning of year	2,488	3,712
Cash at end of period	$2,154	$3,161

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine and Texas (referred to as the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California, Alabama and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or “the GP”), is in the business of sponsoring and managing real estate investment limited partnership and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.74% and held a 5.0% limited partnership interest in the Partnership at March 31, 2011 and December 31, 2010, respectively.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

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

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2011 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011 may not necessarily be indicative of the results of operations for the full year ending December 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, as follows:

Subsidiaries	Number of Units	Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers Apartments (“Memorial Towers”)	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas at Henderson Pass Apartments (“Villas”)	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern Apartments (“Coach Lantern”)	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft Apartments (“Foxcroft”)	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill Apartments (“Park Hill”)	288	San Antonio, Texas
Total	822

The Partnership also owns a 100% interest in RRE Funding II, LLC (“Funding”), which owns three subordinated notes, Acacia (“Acacia”), Hillwood (“Hillwood”) and Southern Cove (“Southern Cove”) with a combined face value of $2.9 million and a carrying amount of $0.

All material intercompany transactions and balances have been eliminated in consolidation.

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

Supplemental Disclosure of Cash Flow Information

During both of the three month periods ended March 31, 2011 and 2010, the Partnership paid approximately $586,000 in cash for interest.

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

The Partnership evaluates the benefits of tax positions taken or expected to be taken in its tax returns under a two-step recognition and measurement process.  Only the largest amount of benefits from the tax positions that will more likely than not be sustainable upon examination are recognized by the Partnership.  The Partnership does not have any unrecognized tax benefits, nor interest and penalties, recorded in the Consolidated Balance Sheets or Consolidated Statements of Operations and does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Income Taxes – (Continued)

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

The future minimum rental payments to be received from noncancelable operating leases are approximately $3.6 million and $12,000 for the twelve months ending March 31, 2012 and 2013, respectively, and none thereafter.

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
MARCH 31, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Loans Held for Investment, net – (Continued)

At March 31, 2011 and December 31, 2010, the allowance for loan losses was $2.6 million.

Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  There was no impairment loss recorded for either of the three months ended March 31, 2011 or the three months ended March 31, 2010.
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

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $25,000 and $35,000 for the three months ended March 31, 2011 and 2010, respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash.  At March 31, 2011, the Partnership had $2.3 million of deposits at various banks of which $570,000 was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

Tenant Receivables

The majority of the Partnership’s receivables are due from tenants.  Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At March 31, 2011 and December 31, 2010, there was no allowance for uncollectible receivables.

Reclassification

Bad debt expense was reclassified from General and administrative expense to Rental operating expense in the 2010 consolidated financial statements to conform to the 2011 presentation.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(unaudited)

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	March 31,	December 31,
	2011	2010
Real estate taxes	$240	$857
Insurance	157	114
Capital improvements	359	336
Total	$756	$1,307

NOTE 4 − LOANS HELD FOR INVESTMENT, NET

A summary of loans held for investment, net, at March 31, 2011 and December 31, 2010 follows (in thousands):

	Acacia		Hillwood		Southern Cove		Total
Loan principal		$2,000		$400		$500		$2,900
Discount		(400)		(40)		(10)		(450)
Direct loan fees and costs		79		18		24		121
Accumulated amortization and accretion, net		29		4		(1)		32
Allowance for loan losses		(1,708)		(382)		(513)		(2,603)
Carrying amount of loan	$	−	$	−	$	−	$	−

	Acacia	Hillwood	Southern Cove
Maturity date	08/11/16	01/08/17	05/08/17
Interest rate	10.27%	10.97%	12.75%
Average monthly payment	$17,952	$3,799	$5,313

All loans are subordinate to first mortgage holders with payment terms of interest only through maturity.  In 2009, the first mortgage holders informed the Partnership that the post-default payment terms of the intercreditor agreements had become effective due to the continued default by the borrowers.  Pursuant to these agreements, the first mortgage holders must be repaid in full before the Partnership may recover any current or accrued interest or principal.  Based on management’s analysis, the Partnership placed all three loans on non-accrual status, discontinued the amortization and accretion of the discount and direct loan fees and costs and provided a specific allowance for each loan during 2009.  At both March 31, 2011 and December 31, 2010, the allowance for loan losses was approximately $2.6 million.  Accordingly, as of March 31, 2011, the three subordinated loans owned by the Partnership were fully reserved.

The following table summarizes the activity in the allowance for loan losses (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance, beginning of year	$2,603	$2,603
Provision for loan loss	−	−
Charge-offs	−	−
Balance, end of period	$2,603	$2,603

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(unaudited)

NOTE 5 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of March 31, 2011 and December 31, 2010 was $790,000 and $727,000, respectively.  Estimated amortization expense of the existing deferred financing costs of the Partnership’s Properties for the next five years, and thereafter, is as follows (in thousands):

2012	$256
2013	256
2014	254
2015	244
2016	145
Thereafter	182
$1,337

NOTE 6 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	Balance at March 31, 2011 and December 31, 2010	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Memorial Towers	$7,400	01/01/2017	5.49%	$34	(1)
Villas	10,800	01/01/2017	5.48%	$49	(1)
Coach Lantern	7,884	02/01/2015	4.92%	$32	(2)
Foxcroft	8,760	02/01/2015	4.92%	$36	(2)
Park Hill	10,430	03/01/2018	5.05%	$44	(3)
Total	$45,274

(1)	Interest only through January 1, 2013; monthly payment including principal and interest, effective February 1, 2013, will be $42,000 for Memorial Towers and $61,000 for Villas.

(2)	Interest only through the maturity date.

(3)	Interest only through March 1, 2013; monthly payment including principal and interest, effective April 1, 2013, will be $56,000.

Annual principal payments on the mortgage notes payable for each of the next five years, and thereafter, are as follows (in thousands):

2012	$	−
2013		43
2014		379
2015		17,044
2016		418
Thereafter		27,390
		$45,274

The mortgage notes payable are with recourse only to the Properties securing them subject to certain limited standard exceptions, as defined in the mortgage notes, which the General Partner has guaranteed by executing a guarantee with respect to each property.  These exceptions are referred to as “carveouts”.  In general, carveouts relate to damages suffered by the lender for a subsidiary’s failure to pay rents, insurance or condemnation proceeds to lender, to pay water, sewer and other public assessments or charges, to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the General Partner to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the subsidiary voluntarily files for bankruptcy or seeks reorganization, or if a related party of the subsidiary does so with respect to the subsidiary.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(unaudited)

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables and payables to related parties are summarized in the following table (in thousands):

	March 31,	December 31,
	2011	2010
Receivables from related parties:
Other Property	$1	$ −
Payables to related parties:
RAI and affiliates (a)	$1,544	$1,608

(a)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.

A wholly owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees. RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to act as manager of the Partnership’s properties.

During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties; these advances are repaid within a few days.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2011		2010
RCP:
Investment management fees (1)		$85	$85

RREML:
Property management fees (2)		102	96
Debt management fees (3)		15	15
		117	111
		$202	$196

Ledgewood P.C. (“Ledgewood”) – payment for legal services (4)	$	−	$10

(1)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.

(2)
RREML is entitled to receive monthly property management fees equal to 5% of the gross operating revenues from the Partnership’s 100% owned properties for managing or obtaining and supervising third party managers (see footnote (a) to the previous table).

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
MARCH 31, 2011
(unaudited)

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

•	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

The estimated fair values of the Partnership’s financial instruments are as follows (in thousands):

	March 31, 2011				December 31, 2010
	Carrying Amount		Fair Value		Carrying Amount		Fair Value

Loans held for investment, net	$	−	$	−	$	−	$	−

Mortgage notes payable:
Memorial Towers		$7,400		$7,441		$7,400		$7,408
Villas		10,800		10,855		10,800		10,806
Coach Lantern		7,884		7,770		7,884		7,707
Foxcroft		8,760		8,613		8,760		8,536
Park Hill		10,430		10,267		10,430		10,206
Total mortgage notes payable		$45,274		$44,946		$45,274		$44,663

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
A RESULTS AND OPERATIONS (unaudited)

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties inherent in partnerships that invest in real estate and real estate assets, including those referred to in our filings under the Securities Exchange Act of 1934.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.
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

As of March 31, 2011, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiaries	Purchase Date	Leverage Ratio (1)	Number of Units	Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/07	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/07	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	01/29/08	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	01/29/08	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	02/29/08	56%	288	San Antonio, Texas
Total			822

(1)	Face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
Apartment Complex	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Memorial Towers	91.7%	95.5%	$1.02	$1.06	57.0%	59.5%
Villas	95.2%	95.8%	$0.84	$0.80	57.5%	60.0%
Coach Lantern	95.6%	93.3%	$0.97	$0.90	37.3%	39.0%
Foxcroft	94.9%	91.7%	$1.02	$0.95	45.4%	44.4%
Park Hill	95.6%	92.0%	$0.79	$0.76	54.8%	56.7%

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

(Back to Index)

(Back to Index)
We also own three subordinated notes through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments, as of March 31, 2011, as follows (in thousands, except units and percentages):

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

Our Real Estate Debt Investments have not been generating revenue as a result of borrower defaults.  In 2009, all three of our Real Estate Debt Investments were materially adversely affected by economic conditions in the United States and became delinquent.  The senior lenders on the Properties formally declared their loans to be in default.  The senior lenders on all three notes informed us that, because of borrowers’ defaults, the post default payment terms of the intercreditor agreements between the senior lenders and us had become effective.  Pursuant to these agreements, the senior lenders must be repaid in full before we receive any current or accrued interest or principal.  Based on management’s analysis, we placed all three loans on non-accrual status and reserved the entire balance.  Once we place a loan on non-accrual, we recognize revenue only as cash is received and management concludes that collection is probable, otherwise all cash received will reduce principal.  We have established an allowance for loan losses of approximately $2.6 million to fully reserve all three loans.

Our operating results and cash flows from our Properties are affected by four principal factors:

●	occupancy and rental rates,

●	property operating expenses,

●	interest rates on the related financing, and

●	capital expenditures.

The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, including, in particular, our lease assurance program and our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our lease assurance program, we are marketing our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renewal leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  As a result of these programs, our Properties experienced an overall increase in the average occupancy rate during the three months ended March 31, 2011 of approximately 1.0%, with an average occupancy rate of 94.6% as compared to an average occupancy rate during the same period in 2010 of 93.6%.

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

(Back to Index)

(Back to Index)
The following table sets forth the unaudited results of our operations for the three months ended March 31, 2011 and 2010 (in thousands, except per unit data):

	March 31,		Increase (Decrease)
	2011	2010	Dollars	Percent
Revenues:
Rental income	$2,017	$1,941	$76	3.9%
Interest income from loans held for investment	−	−	−	0%
	2,017	1,941	76	3.9%
Expenses:
Rental operating	897	936	(39)	(4.2)%
Management fees – related parties	202	196	6	3.1%
General and administrative	102	113	(11)	(9.7)%
Depreciation and amortization	673	651	22	3.4%
Total expenses	1,874	1,896	(22)	(1.2)%
Income (loss) before interest expense, net	143	45	98	217.8%

Interest expense, net	(647)	(762)	(115)	(15.1)%
Net loss	$(504)	$(717)	$213	29.7%
Weighted average number of limited partner units outstanding	3,708	3,711
Net loss per weighted average limited partner unit	$(0.13)	$(0.19)

Revenues – Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

We attribute the $76,000 increase in revenues principally to the increase in average occupancy rate at the Properties and the increase in the average effective rent per square foot at the Properties.  Occupancy rates have varied within the normal range of fluctuation.  We were able to increase rents due to high occupancy rates.

Expenses – Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

We attribute the $22,000 decrease in expenses primarily due to:

●	a $39,000 decrease in rental operating expenses reflecting reduced water/sewer charges at Memorial Towers due to the successful appeal of utility charges due to broken pipes; and

●	an $11,000 decrease in general and administrative expenses due to reduction of internal audit fees.

These decreases were partially offset by:

●	a $22,000 increase in depreciation and amortization due to an increase in the amount of personal property at the Properties.

Interest Expense, net

We attribute the $115,000 decrease in interest expense to amortization of financing costs.

Liquidity and Capital Resources

The following table sets forth our sources and uses of cash (in thousands):

	March 31,
	2011	2010
Provided by operating activities (1)	$84	$35
Used in investing activities	(65)	(74)
Used in financing activities	(353)	(512)
Net decrease in cash	$(334)	$(551)

(1)	Including changes in operating assets and liabilities.

(Back to Index)

(Back to Index)

Our liquidity needs consist principally of funds to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, to control property operating expenses and, with respect to capital expenditures, the cash reserves established when the properties were purchased.  The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates.  The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property.

The following table sets forth the capital expenditures incurred during the three months ended March 31, 2011 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$3	$639
Villas	11	1,257
Coach Lantern	12	709
Foxcroft	15	749
Park Hill	24	1,514
Total	$65	$4,868

Funding for future discretionary capital expenditures over the remaining life of the Partnership will come from both the cash reserves established when the Properties were purchased and future operating cash flows.  Although our capital expenditures were nominal ($65,000) during the three months ended March 31, 2011, we have planned a series of major capital projects for our Properties, such as repairs and renovations on the HVAC systems, parking improvements, and foundation work.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.

Our restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance and capital improvements.

Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of the date of these financial statements 11,602 units have been redeemed at an aggregrate redemption price of $88,784.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

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

For a discussion on our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Off-Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to Regulation S-K, Item 305(e).

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table provides information about redemptions by us during the quarter ended March 31, 2011 of limited partner units that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934.

Issuer Redemption of Limited Partner Units

Period	Total Number of Units Redeemed (1)	Average Price Paid per Unit		Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2011	−	$	−	−	$	−
February 1, to February 28, 2011	−		−	−		−
March 1, to March 31, 2011	8,602		9.30	−		−
Total	8,602		$9.30	−

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

May 11, 2011	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

May 11, 2011	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)