Form 10-Q
period 2011-09-30
Resource Real Estate Investors 6 LP
filed 2011-11-10
CIK 1414964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number:  0-53652

Resource Real Estate Investors 6, L.P.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	37-1548084
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Rental property, at cost:
Land	$7,430	$7,430
Buildings and improvements	57,719	57,989
Personal property	2,180	1,985
Construction-in-progress	83	68
	67,412	67,472
Accumulated depreciation and amortization	(10,751)	(8,779)
	56,661	58,693

Cash	1,424	2,488
Restricted cash	1,069	1,307
Tenant receivables	14	20
Insurance receivable	978	−
Loans held for investment, net	−	−
Prepaid expenses and other assets	348	183
Deferred financing costs, net	1,208	1,400
Total assets	$61,702	$64,091

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$45,274	$45,274
Accounts payable and accrued expenses	936	1,133
Accrued interest	195	202
Payables to related parties	1,382	1,608
Prepaid rent	74	109
Security deposits	158	149
Total liabilities	48,019	48,475

Partners’ capital	13,683	15,616

Total liabilities and partners’ capital	$61,702	$64,091

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$2,134	$1,985	$6,234	$5,871
Interest income from loans held for investment	−	−	−	−
Total revenues	2,134	1,985	6,234	5,871

Expenses:
Rental operating	1,037	961	2,886	2,876
Management fees – related parties	206	194	611	587
General and administrative	115	117	337	374
Depreciation and amortization	682	661	2,033	1,968
Total expenses	2,040	1,933	5,867	5,805
Income before other (expenses) income	94	52	367	66

Other (expenses) income:
Interest expense, net	(662)	(664)	(1,965)	(2,084)
Casualty gain	574	−	574	−
Net income (loss)	$6	$(612)	$(1,024)	$(2,018)

Weighted average number of limited partner units outstanding	3,701	3,710	3,704	3,710

Net loss per weighted average limited partner unit	$0.00	$(0.16)	$(0.28)	$(0.54)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners		Total
	Amount	Units	Amount	Amount
Balance at January 1, 2011	$1	3,710,492	$15,615	$15,616
Distributions	−	−	(833)	(833)
Redemption, net	−	(8,602)	(76)	(76)
Net loss	−	−	(1,024)	(1,024)
Balance at September 30, 2011	$1	3,701,890	$13,682	$13,683

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,024)	$(2,018)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,032	1,968
Amortization of deferred financing costs	192	318
Casualty gain	(574)	−
Loss on disposal of fixed assets	1	−
Changes in operating assets and liabilities:
Restricted cash	238	248
Receivables from related party	−	−
Tenant receivables	6	(21)
Prepaid expenses and other assets	(165)	(135)
Accounts payable and accrued expenses	(202)	(139)
Payable to related parties	(226)	287
Accrued interest expense	(7)	(7)
Prepaid rent	(35)	(5)
Security deposits	9	9
Net cash provided by operating activities	245	505

Cash flows from investing activities:
Capital expenditures	(400)	(330)
Net cash used in investing activities	(400)	(330)

Cash flows from financing activities:
Redemption, net	(76)	(11)
Distributions to limited partners	(833)	(1,056)
Net cash used in financing activities	(909)	(1,067)

Net decrease in cash	(1,064)	(892)
Cash at beginning of year	2,488	3,712
Cash at end of period	$1,424	$2,820

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine and Texas (referred to as the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California, Alabama and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP” or “the GP”), is in the business of sponsoring and managing real estate investment limited partnership and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.74% and a 5.0% limited partnership interest in the Partnership at September 30, 2011 and December 31, 2010, respectively.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

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

The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2011 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three and nine months ended September 30, 2011 may not necessarily be indicative of the results of operations for the full year ending December 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, as follows:

Subsidiaries	Number of Units	Location
RRE Memorial Towers Holdings, LLC (“Memorial Towers”)	112	Houston, Texas
RRE Villas Holdings, LLC (“Villas”)	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC (“Coach Lantern”)	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC (“Foxcroft”)	104	Scarborough, Maine
RRE Park Hill Holdings, LLC (“Park Hill”)	288	San Antonio, Texas
Total	822

The Partnership also owns a 100% interest in RRE Funding II, LLC (“Funding”), which owns three non-performing subordinated notes, Acacia (“Acacia”), Hillwood (“Hillwood”) and Southern Cove (“Southern Cove”) with a combined face value of $2.9 million which have been fully reserved for in the financial statements.

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

Supplemental Disclosure of Cash Flow Information

During both of the nine month periods ended September 30, 2011 and 2010, the Partnership paid approximately $1.8 million in cash for interest.

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
SEPTEMBER 30, 2011
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

The future minimum rental payments to be received from noncancelable operating leases are approximately $4.3 million and $4,000 for the twelve months ending September 30, 2012 and 2013, respectively, and none thereafter.

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
SEPTEMBER 30, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Long-Lived Assets

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  There was no impairment loss recorded for either of the nine months ended September 30, 2011 or September 30, 2010.

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

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $76,000 and $91,000 for the nine months ended September 30, 2011 and 2010, respectively.

Tenant Receivables

Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At September 30, 2011 and December 31, 2010, no allowance was required for uncollectible receivables.

Redemptions

The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the initial investment less all distributions from the Fund to the LP, and less all organization and offering expenses charged to the LP.

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

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	September 30,	December 31,
	2011	2010
Real estate taxes	$636	$857
Capital improvements	401	336
Insurance	32	114
Total	$1,069	$1,307

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(unaudited)

NOTE 4 − LOANS HELD FOR INVESTMENT, NET

A summary of loans held for investment, net, at September 30, 2011 and December 31, 2010 follows (in thousands):

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

All loans are subordinate to first mortgage holders with payment terms of interest only through maturity.  In 2009, the first mortgage holders informed the Partnership that the post-default payment terms of the intercreditor agreements had become effective due to the continued default by the borrowers.  Pursuant to these agreements, the first mortgage holders must be repaid in full before the Partnership may recover any current or accrued interest or principal.  Based on management’s analysis, the Partnership placed all three loans on non-accrual status, discontinued the amortization and accretion of the discount and direct loan fees and costs and provided a specific allowance for each loan during 2009.  At both September 30, 2011 and December 31, 2010, the allowance for loan losses remained at approximately $2.6 million.  Accordingly, as of September 30, 2011, the three subordinated loans owned by the Partnership were fully reserved.

The following table summarizes the activity in the allowance for loan losses (in thousands):

	For the Nine Months Ended September 30,
	2011	2010
Balance, beginning of year	$2,603	$2,603
Provision for loan losses	−	−
Recoveries	−	−
Charge-offs	−	−
Balance, end of period	$2,603	$2,603

NOTE 5 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of September 30, 2011 and December 31, 2010 was $919,000 and $727,000, respectively.  Estimated amortization expense of the existing deferred financing costs of the Partnership’s Properties for the next five years, and thereafter, is as follows (in thousands):

2012	$256
2013	255
2014	253
2015	190
2016	144
Thereafter	110
$1,208

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011
(unaudited)

NOTE 6 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	Balance at September 30, 2011 and December 31, 2010	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Memorial Towers	$7,400	01/01/2017	5.49%	$34	(1)
Villas	10,800	01/01/2017	5.48%	$49	(1)
Coach Lantern	7,884	02/01/2015	4.92%	$32	(2)
Foxcroft	8,760	02/01/2015	4.92%	$36	(2)
Park Hill	10,430	03/01/2018	5.05%	$44	(3)
Total	$45,274

(1)	Interest only through January 1, 2013; monthly payment including principal and interest, effective February 1, 2013, will be $42,000 for Memorial Towers and $61,000 for Villas.

(2)	Interest only through the maturity date.

(3)	Interest only through March 1, 2013; monthly payment including principal and interest, effective April 1, 2013, will be $56,000.

Annual principal payments on the mortgage notes payable for each of the next five years, and thereafter, are as follows (in thousands):

2012	$	−
2013		224
2014		389
2015		17,055
2016		429
Thereafter		27,177
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
SEPTEMBER 30, 2011
(unaudited)

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables and payables to related parties are summarized in the following table (in thousands):

	September 30,	December 31,
	2011	2010
Payables to related parties:
RAI and affiliates (a)	$1,382	$1,608

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

The Partnership is obligated to pay fees to and reimburse the expenses of, related parties.  These activities are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
RCP:
Investment management fees (1)	$85	$85	$254	$254

RREML:
Property management fees (2)	107	95	313	289
Debt management fees (3)	14	14	44	44

(1)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross proceeds from the offering of partnership units, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.

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
SEPTEMBER 30, 2011
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

●	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

The carrying value and fair values of the Partnership’s financial instruments are as follows (in thousands):

	September 30, 2011				December 31, 2010
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Loans held for investment, net	$	−	$	−	$	−	$	−

Mortgage notes payable:
Memorial Towers		$7,400		$7,827		$7,400		$7,408
Villas		10,800		11,418		10,800		10,806
Coach Lantern		7,884		8,061		7,884		7,707
Foxcroft		8,760		8,938		8,760		8,536
Park Hill		10,430		10,914		10,430		10,206
Total mortgage notes payable		$45,274		$47,158		$45,274		$44,663

NOTE 9 – INSURANCE CLAIM

On September 13, 2011, a fire damaged twelve units at Park Hill; the loss was covered by insurance.  The Partnership reduced the gross carrying value of buildings and improvements for Park Hill by $457,000 ($399,000, net of accumulated depreciation), and established a receivable for the expected net insurance proceeds of $978,000, plus $3,000 of net rental loss insurance proceeds.  Accordingly, the estimated casualty gain of $574,000 was credited to other income.

NOTE 10 – SUBSEQUENT EVENTS

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

As of September 30, 2011, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiaries	Purchase Date	Leverage Ratio (1)	Number of Units	Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/07	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/07	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	01/29/08	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	01/29/08	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	02/29/08	56%	288	San Antonio, Texas
Total			822

(1)	Face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
Apartment Complex	2011	2010	2011	2010	2011	2010
Memorial Towers	95.5%	92.3%	$1.11	$0.99	71.5%	77.7%
Villas	96.8%	96.1%	$0.88	$0.83	55.5%	58.4%
Coach Lantern	94.8%	97.0%	$1.01	$0.98	46.2%	40.6%
Foxcroft	96.8%	94.9%	$1.09	$1.01	42.4%	47.4%
Park Hill	91.7%	91.3%	$0.83	$0.72	31.3%	58.9%

(Back to Index)

(Back to Index)

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
Apartment Complex	2011	2010	2011	2010	2011	2010
Memorial Towers	93.8	93.8	$1.07	$1.02	64.5	71.0
Villas	96.2	94.1	$0.86	$0.81	58.6	62.0
Coach Lantern	95.9	93.7	$0.99	$0.94	41.6	38.0
Foxcroft	95.9	94.4	$1.05	$0.98	43.8	46.0
Park Hill	93.1	92.6	$0.83	$0.76	45.1	61.0

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in the period.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

We also own three subordinated notes through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments, as of September 30, 2011, as follows (in thousands, except units and percentages):

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

Our Real Estate Debt Investments have not been generating revenue as a result of borrower defaults.  In 2009, all three of our Real Estate Debt Investments were materially adversely affected by economic conditions in the United States and became delinquent.  The senior lenders on the properties securing our Real Estate Debt Investments formally declared their loans to be in default.  The senior lenders on all three notes informed us that, because of borrowers’ defaults, the post default payment terms of the intercreditor agreements between the senior lenders and us had become effective.  Pursuant to these agreements, the senior lenders must be repaid in full before we receive any current or accrued interest or principal.  Based on management’s analysis, we placed all three loans on non-accrual status.  Once we place a loan on non-accrual, we recognize revenue only as cash is received and management concludes that collection is probable, otherwise all cash received will reduce principal.  We have established an allowance for loan losses of approximately $2.6 million to fully reserve all three loans.

Our operating results and cash flows from our Properties are affected by four principal factors:

●	occupancy and rental rates,

●	property operating expenses,

●	interest rates on the related financing, and

●	capital expenditures.

(Back to Index)

(Back to Index)

The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, including, in particular, our lease assurance program and our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our lease assurance program, we are marketing our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renewal leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  As a result of these programs and capital expenditures, our Properties experienced an overall increase in the average occupancy rate during the nine months ended September 30, 2011 of approximately 1.5%, with an average occupancy rate of 94.9% as compared to an average occupancy rate during the same period in 2010 of 93.5%.

We seek to control operating expenses through our GP’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.

Our existing financing is at fixed rates of interest and, accordingly, our interest cost has remained stable during the period of our ownership of the Properties.  Because our existing financing extends through periods ranging from 2015 to 2018, we expect that our financing costs will remain stable during substantially all of our expected term.

Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we expect to spend approximately $4.7 million in the next four to six years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.

The following table sets forth the unaudited results of our operations for the three months ended September 30, 2011 and 2010 (in thousands, except per unit data):

	September 30,		Increase (Decrease)
	2011	2010	Dollars	Percent
Revenues:
Rental income	$2,134	$1,985	$149	8%
Interest income from loans held for investment	−	−	−	−%
	2,134	1,985	149	8%
Expenses:
Rental operating	1,037	961	76	8%
Management fees – related parties	206	194	12	6%
General and administrative	115	117	(2)	(2)%
Depreciation and amortization	682	661	21	3%
Total expenses	2,040	1,933	107	6%
Income before interest expense, net	94	52	42	81%
Other (expenses) income:
Interest expense, net	(662)	(664)	2	−%
Casualty gain	574	−	574	−%
Net income (loss)	$6	$(612)	$618	101%
Weighted average number of limited partner units outstanding	3,701	3,710
Net loss per weighted average limited partner unit	$0.00	$(0.16)

Revenues – Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

We attribute the $149,000 increase in revenues principally to the increase in average occupancy rate at the Properties and the increase in the average effective rent per square foot at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and strong market demands.

(Back to Index)

(Back to Index)

Expenses – Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

We attribute the $107,000 increase in expenses primarily to:

●	a $76,000 increase in rental operating expenses reflecting an increase in insurance expense at one property and an increase in real estate taxes at three of the properties; and

●	a $21,000 increase in depreciation and amortization due to an increase in the amount of personal property at the Properties.

Other (expenses) income

●	We attribute the $574,000 increase in casualty gain to the estimated insurance settlement related to a fire that occured at one property.

The following table sets forth the unaudited results of our operations for the nine months ended September 30, 2011 and 2010 (in thousands, except per unit data):

	September 30,		Increase (Decrease)
	2011	2010	Dollars	Percent
Revenues:
Rental income	$6,234	$5,871	$363	6%
Interest income from loans held for investment	−	−	−	−%
	6,234	5,871	363	6%
Expenses:
Rental operating	2,886	2,876	10	−%
Management fees – related parties	611	587	24	4%
General and administrative	337	374	(37)	10%
Depreciation and amortization	2,033	1,968	65	3%
Total expenses	5,867	5,805	62	1%
Income before interest expense, net	367	66	301	456%
Other (expenses) income:
Interest expense, net	(1,965)	(2,084)	(119)	6%
Casualty gain	574	−	574	−%
Net loss	$(1,024)	$(2,018)	$994	49%
Weighted average number of limited partner units outstanding	3,704	3,710
Net loss per weighted average limited partner unit	$(0.28)	$(0.54)

Revenues – Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

We attribute the $363,000 increase in revenues principally to increases in the average occupancy rate and the average effective rent per square foot at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and strong market demand.

Expenses – Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

We attribute the $62,000 increase in expenses primarily to:

●	a $65,000 increase in depreciation and amortization due to an increase in the amount of personal property at the Properties.

These increases were partially offset by:

●	a $37,000 decrease in general and administrative expenses due to reduction of internal audit fees.

Other (expenses) income

●	We attribute the $119,000 decrease in interest expense to a decrease in amortization of deferred financing costs.

(Back to Index)

(Back to Index)

Casualty gain

●	We attribute the $574,000 increase in casualty gain to the estimated insurance settlement related to a fire that occured at one property.

Liquidity and Capital Resources

The following table sets forth our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2011	2010
Provided by operating activities (1)	$245	$505
Used in investing activities	(400)	(330)
Used in financing activities	(909)	(1,067)
Net decrease in cash	$(1,064)	$(892)

(1)	Including changes in operating assets and liabilities.

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

The following table sets forth the capital expenditures incurred during the nine months ended September 30, 2011 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$123	$724
Villas	57	1,200
Coach Lantern	61	681
Foxcroft	50	713
Park Hill	109	1,421
Total	$400	$4,739

Funding for future discretionary capital expenditures over the remaining life of the Partnership will come from both the cash reserves established when the Properties were purchased and future operating cash flows.  Although our capital expenditures were $400,000 during the nine months ended September 30, 2011, we have planned a series of major capital projects for our Properties, such as repairs and renovations on the HVAC systems, parking improvements, and foundation work.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.

Our restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance and capital improvements.

(Back to Index)

(Back to Index)

Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in our First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of the date of these financial statements, a total of 11,602 units have been redeemed at an aggregrate redemption price of $88,784; no units were redeemed during the three months ended September 30, 2011.

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

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by our GP of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)

3.2	Certificate of Limited Partnership. (1)

4.1	Forms of letters sent to limited partners confirming their investment. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

November 10, 2011	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

November 10, 2011	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)