Form 10-Q
period 2012-09-30
Resource Real Estate Investors 6 LP
filed 2012-11-13
CIK 1414964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 13, 2012, there were a total of 3,701,890 limited partner units outstanding.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$7,430	$7,430
Buildings and improvements	59,178	57,756
Personal property	2,662	2,341
Construction-in-progress	133	129
	69,403	67,656
Accumulated depreciation and amortization	(13,537)	(11,440)
	55,866	56,216

Cash	633	1,255
Restricted cash	1,114	1,553
Tenant receivables	32	14
Insurance proceeds receivable	270	703
Receivables from related party	6	2
Loans held for investment, net	−	−
Prepaid expenses and other assets	389	211
Deferred financing costs, net	952	1,145
Total assets	$59,262	$61,099

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$45,274	$45,274
Accounts payable and accrued expenses	1,365	1,031
Accrued interest	195	202
Payables to related parties	1,750	1,448
Prepaid rent	69	41
Security deposits	190	165
Total liabilities	48,843	48,161

Partners’ capital	10,419	12,938

Total liabilities and partners’ capital	$59,262	$61,099

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$2,248	$2,134	$6,623	$6,234

Expenses:
Rental operating	1,145	1,037	3,192	2,886
Management fees – related parties	214	206	628	611
General and administrative	88	115	393	337
Depreciation and amortization	707	682	2,099	2,033
Total expenses	2,154	2,040	6,312	5,867

Income before other expenses	94	94	311	367

Other expenses:
Interest expense, net	(662)	(662)	(1,975)	(1,965)
Casualty (loss) gain	(2)	574	(21)	574
Loss on sale or disposal of fixed assets	(1)	−	−	−
Net (loss) income	$(571)	$6	$(1,685)	$(1,024)

Comprehensive (loss) income	$(571)	$6	$(1,685)	$(1,024)

Weighted average number of limited partner units outstanding	3,702	3,701	3,702	3,704

Net loss per weighted average limited partner unit	$(0.15)	$0.00	$(0.46)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners		Total
	Amount	Units	Amount	Amount
Balance at January 1, 2012	$1	3,701,890	$12,937	$12,938
Distributions	−	−	(834)	(834)
Net loss	−	−	(1,685)	(1,685)
Balance at September 30, 2012	$1	3,701,890	$10,418	$10,419

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,685)	$(1,024)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,099	2,032
Amortization of deferred financing costs	192	192
Gain on sale or disposal of fixed assets	−	1
Casualty loss (gain)	21	(574)
Changes in operating assets and liabilities:
Restricted cash	439	238
Tenant receivables	(18)	6
Receivables from related parties	(2)	−
Insurance proceeds receivable	433	−
Prepaid expenses and other assets	(178)	(165)
Accounts payable and accrued expenses	313	(202)
Payables to related parties	302	(226)
Accrued interest expense	(7)	(7)
Prepaid rent	28	(35)
Security deposits	25	9
Net cash provided by operating activities	1,962	245

Cash flows from investing activities:
Capital expenditures	(1,750)	(400)
Net cash used in investing activities	(1,750)	(400)

Cash flows from financing activities:
Redemption, net	−	(76)
Distributions to limited partners	(834)	(833)
Net cash used in financing activities	(834)	(909)

Net decrease in cash	(622)	(1,064)
Cash at beginning of year	1,255	2,488
Cash at end of period	$633	$1,424

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine and Texas (referred to as the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California, Alabama and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or “GP”), is in the business of sponsoring and managing real estate investment limited partnership and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.53% limited partnership interest in the Partnership at both September 30, 2012 and December 31, 2011.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

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

The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2012 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three and nine months ended September 30, 2012 may not necessarily be indicative of the results of operations for the full year ending December 31, 2012.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
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

The Partnership also owns a 100% interest in RRE Funding II, LLC (“Funding”), which owns three non-performing subordinated notes, Acacia Park (“Acacia”), Hillwood (“Hillwood”) and Southern Cove (“Southern Cove”) with a combined face value of $2.9 million which have been fully reserved at September 30, 2012 and December 31, 2011.

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

Supplemental Disclosure of Cash Flow Information

During the nine month periods ended September 30, 2012 and 2011, respectively, the Partnership paid approximately $1.8 million in cash for interest for real estate acquired with a mortgage.

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
SEPTEMBER 30, 2012
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

The future minimum rental payments to be received from noncancelable operating leases are approximately $4.5 million for the twelve months ending September 30, 2013 and $5,000 thereafter.

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
SEPTEMBER 30, 2012
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Long-Lived Assets

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  There was no impairment loss recorded for either of the nine month periods ended September 30, 2012 or September 30, 2011.

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

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $92,000 and $76,000 for the nine months ended September 30, 2012 and 2011, respectively.

Tenant Receivables

Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At September 30, 2012 and December 31, 2011, there was an allowance for uncollectible receivables of $488 and zero, respectively.

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
SEPTEMBER 30, 2012
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

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	September 30,	December 31,
	2012	2011
Real estate taxes	$818	$79
Capital improvements	225	877
Insurance	71	597
Total	$1,114	$1,553

NOTE 4 − LOANS HELD FOR INVESTMENT, NET

A summary of loans held for investment, net, at September 30, 2012 and December 31, 2011 follows (dollars in thousands):

	Acacia		Hillwood		Southern Cove		Total
Loan principal		$2,000		$400		$500		$2,900
Discount		(400)		(40)		(10)		(450)
Direct loan fees and costs		79		18		24		121
Accumulated amortization and accretion, net		29		4		(1)		32
Allowance for loan losses		(1,708)		(382)		(513)		(2,603)
Carrying amount of loan	$	−	$	−	$	−	$	−

	Acacia	Hillwood	Southern Cove
Maturity date	08/11/16	01/08/17	05/08/17
Interest rate	10.27%	10.97%	12.75%
Average monthly payment (1)	$17,952	$3,799	$5,313

(1)	Loans are in default and no payments have been received during the periods presented.

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
(unaudited)

NOTE 4 − LOANS HELD FOR INVESTMENT, NET – (Continued)

All loans are subordinate to first mortgage holders with payment terms of interest only through maturity.  In 2009, the first mortgage holders informed the Partnership that the post-default payment terms of the intercreditor agreements had become effective due to the continued default by the borrowers.  Pursuant to these agreements, the first mortgage holders must be repaid in full before the Partnership may recover any current or accrued interest or principal.  Based on management’s analysis, the Partnership placed all three loans on non-accrual status, discontinued the amortization and accretion of the discount and direct loan fees and costs and provided a specific allowance for each loan during 2009.  At both September 30, 2012 and December 31, 2011, the allowance for loan losses was $2.6 million.

NOTE 5 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of September 30, 2012 and December 31, 2011 was approximately $1.2 million and $982,000, respectively.  Estimated amortization of the existing deferred financing costs of the Partnership’s Properties for the next five years ending September 30, and thereafter, is as follows (in thousands):

2013	$255
2014	253
2015	190
2016	144
2017	83
Thereafter	27
$952

NOTE 6 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	Balance at September 30, 2012 and December 31, 2011	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Memorial Towers	$7,400	01/01/2017	5.49%	$34	(1)
Villas	10,800	01/01/2017	5.48%	$50	(1)
Coach Lantern	7,884	02/01/2015	4.92%	$32	(2)
Foxcroft	8,760	02/01/2015	4.92%	$36	(2)
Park Hill	10,430	03/01/2018	5.05%	$44	(3)
Total	$45,274

(1)	Interest only through January 1, 2013; monthly payment including principal and interest, effective February 1, 2013, will be $42,000 for Memorial Towers and $61,000 for Villas.

(2)	Interest only through the maturity date.

(3)	Interest only through March 1, 2013; monthly payment including principal and interest, effective April 1, 2013, will be $56,000.

Annual principal payments on the mortgage notes payable for each of the next five years ending September 30, and thereafter, are as follows (in thousands):

2013	$224
2014	389
2015	411
2016	17,073
2017	17,458
Thereafter	9,719
$45,274

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012
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

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  During the nine months ended September 30, 2012, one property sold a piece of equipment to another property owned by a fund with the same general partner, generating a $1,000 gain on sale of a fixed asset.

RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at September 30, 2012 and December 31, 2011 totaled $1.6 million and $1.3 million, respectively.

A wholly owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to act as manager of the Partnership’s properties.  Management fees due to RCP and affiliate at September 30, 2012 and December 31, 2011 totaled $130,000 and $98,000, respectively.

During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties; these advances are repaid within a few days.  Operating expense advances due to RCP and RREMI at September 30, 2012 and December 31, 2011 totaled $32,000 and $18,000, respectively.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
RCP:
Investment management fees (1)	$85	$85	$254	$254

RREML:
Property management fees (2)	115	107	330	313
Debt management fees (3)	14	14	44	44

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
SEPTEMBER 30, 2012
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

●	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The estimated fair value measurements of the mortgage notes payable are classified within level 3 of the fair value hierarchy.

The estimated fair values of the Partnership’s financial instruments are as follows (in thousands):

	September 30, 2012				December 31, 2011
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Loans held for investment, net	$	−	$	−	$	−	$	−

Mortgage notes payable:
Memorial Towers		$7,400		$7,925		$7,400		$7,860
Villas		10,800		11,562		10,800		11,467
Coach Lantern		7,884		8,212		7,884		8,084
Foxcroft		8,760		9,105		8,760		8,964
Park Hill		10,430		11,148		10,430		10,984
Total mortgage notes payable		$45,274		$47,952		$45,274		$47,359

NOTE 9 – INSURANCE CLAIM

On September 13, 2011, a fire damaged twelve units at Park Hill.  The Partnership was insured for both the fire loss and the loss of rental income.  The Partnership reduced the net carrying value of buildings and improvements for Park Hill by $399,000 and established a receivable for the expected net insurance proceeds of $995,000, net of the $25,000 deductible and included $20,000 for the loss of rental income.  During the year ended December 31, 2011, insurance proceeds of $293,000 were received.  During the nine months ended September 30, 2012, the Partnership received additional insurance proceeds of $517,000, recorded an additional receivable of $64,000 for the loss of rental income and recorded an additional receivable and casualty loss of $21,000.

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

As of September 30, 2012, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiaries	Purchase Date	Leverage Ratio (1)	Number of Units	Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/07	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/07	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	01/29/08	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	01/29/08	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	02/29/08	56%	288	San Antonio, Texas
Total			822

(1)	Face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Apartment Complex	2012	2011	2012	2011	2012	2011
Memorial Towers	95.5%	95.5%	$1.22	$1.11	68.2%	71.5%
Villas	93.9%	96.8%	$0.90	$0.88	53.7%	55.5%
Coach Lantern	95.2%	94.8%	$1.04	$1.01	37.9%	46.2%
Foxcroft	96.8%	96.8%	$1.14	$1.09	39.3%	42.4%
Park Hill	95.4%	91.7%	$0.90	$0.83	58.4%	31.3%

(Back to Index)

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Apartment Complex	2012	2011	2012	2011	2012	2011
Memorial Towers	94.4%	93.8%	$1.18	$1.07	62.9%	64.5%
Villas	95.4%	96.2%	$0.90	$0.86	52.6%	58.6%
Coach Lantern	96.2%	95.9%	$1.04	$0.99	39.0%	41.6%
Foxcroft	95.9%	95.9%	$1.11	$1.05	40.3%	43.8%
Park Hill	95.6%	93.1%	$0.88	$0.83	59.7%	45.1%

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.
(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.
(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

We also own three subordinated notes through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments, as of September 30, 2012, as follows (in thousands, except units and percentages):

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

(Back to Index)

The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, including, in particular, our lease assurance program and our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our lease assurance program, we are marketing our apartment units to current and potential tenants who are worried about incurring substantial lease breakage penalties if they lose their jobs.  The program allows tenants who sign new or renewal leases to terminate their leases without penalty within 45 days after they provide proof of an involuntary job loss.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  As a result of these programs, our Properties experienced an overall increase in the average occupancy rate during the nine months ended September 30, 2012 of approximately 0.50%, with an average occupancy rate of 95.5% as compared to an average occupancy rate of 95.0% during the same period in 2011 and have improved their average rental rates.

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

    Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we could possibly spend approximately $3.8 million in the next four to six years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to cause our occupancy rates and, potentially, rental rates and our cash flow from operating activities to increase.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth the unaudited results of our operations for the three months ended September 30, 2012 and 2011 (in thousands, except per unit data):

	September 30,		Increase (Decrease)
	2012	2011	Dollars	Percent
Revenues:
Rental income	$2,248	$2,134	$114	5%

Expenses:
Rental operating	1,145	1,037	108	10%
Management fees – related parties	214	206	8	3%
General and administrative	88	115	(27)	(23%)
Depreciation and amortization	707	682	25	4%
Total expenses	2,154	2,040	114	5%
Income before other expenses	94	94	−	NA
Other expenses:
Interest expense, net	(662)	(662)	−	NA
Casualty (loss) gain	(2)	574	(576)	100%
Loss on sale or disposal of fixed assets	(1)	−	(1)	(100%)
Net (loss) gain	$(571)	$6	$(575)	NA
Weighted average number of limited partner units outstanding	3,702	3,701
Net loss per weighted average limited partner unit	$(0.15)	$0.00

Revenues

We attribute the $114,000 increase in revenues principally to the increase in average occupancy rate combined with the increase in the average effective rent per square foot at the Properties.  We were able to increase the occupancy rate as a result of favorable market demand.

(Back to Index)

Expenses

We attribute the $114,000 increase in expenses principally to:

●	a $108,000 increase in rental operating expenses principally reflecting the following:

–	a $33,000 increase in insurance expense across all Properties as the result of loss experience;

–	a $12,000 increase in payroll expense across all Properties due to annual salary increases; and

–	a $38,000 increase in interior and exterior building improvements at two of the properties.

●	a $27,000 decrease in general and administrative expenses due to a decrease in legal fees; and

●	a $25,000 increase in depreciation and amortization due to an increase in the amount of personal property at the Properties due to our capital improvement programs.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth the unaudited results of our operations for the nine months ended September 30, 2012 and 2011 (in thousands, except per unit data):

	September 30,		Increase (Decrease)
	2012	2011	Dollars	Percent
Revenues:
Rental income	$6,623	$6,234	$389	6%

Expenses:
Rental operating	3,192	2,886	306	11%
Management fees – related parties	628	611	17	3%
General and administrative	393	337	56	17%
Depreciation and amortization	2,099	2,033	66	3%
Total expenses	6,312	5,867	445	75%
Income before other expenses	311	367	(56)	(15)%
Other expenses:
Interest expense, net	(1,975)	(1,965)	(10)	(1)%
Casualty (loss) gain	(21)	574	(595)	100%
Net loss	$(1,685)	$(1,024)	$(661)	65%
Weighted average number of limited partner units outstanding	3,702	3,704
Net loss per weighted average limited partner unit	$(0.46)	$(0.28)

Revenues

We attribute the $389,000 increase in revenues principally to the increase in average occupancy rate combined with the increase in the average effective rent per square foot at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase the occupancy rate as a result of favorable market demand.

Expenses

We attribute the $445,000 increase in expenses principally to:

●	a $306,000 increase in rental operating expenses reflecting the following:

–	a $162,000 increase in insurance expense across all Properties as the result of loss experience;

−	a $55,000 increase in payroll expense across all Properties due to annual salary increases;

–	a $24,000 increase in advertising expense at a Property due primarily to offset a dip in occupancy;

–	a $38,000 increase in interior and exterior building improvements at two of the properties; and

–	a $34,000 increase in turnover costs across all the properties.

●	a $56,000 increase in general and administrative expenses due to an increase in professional fees; and

(Back to Index)

●	a $66,000 increase in depreciation and amortization due to an increase in the amount of personal property at the Properties due to our capital improvement programs.

Liquidity and Capital Resources

The following table sets forth our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2012	2011
Provided by operating activities (1)	$1,962	$245
Used in investing activities	(1,750)	(400)
Used in financing activities	(834)	(909)
Net decrease in cash	$(622)	$(1,064)

(1)	Including changes in operating assets and liabilities.

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

Under our capital improvements program, we could possibly spend approximately $3.8 million in the next four to six years for property improvements intended to increase the Properties’ appeal to tenants and to the extent possible, increase the value of the Properties.  As we implement planned improvements to our Properties, we seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.

The following table sets forth the capital expenditures incurred during the nine months ended September 30, 2012 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$187	$578
Villas	146	1,049
Coach Lantern	133	459
Foxcroft	222	539
Park Hill	1,062	1,214
Total	$1,750	$3,839

Funding for future discretionary capital expenditures over the remaining life of the Partnership will come from both the cash reserves established when the Properties were purchased and future operating cash flows.  Although our capital expenditures were $1.75 million during the nine months ended September 30, 2012, we have planned a series of major capital projects for our Properties, such as repairs and renovations on the HVAC systems, parking improvements, and foundation work.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.  Pending future reviews of our capital projects program, we intend to use the reserves not needed for the program to fund debt service requirements beginning in 2013.

Our restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance and capital improvements.

(Back to Index)

Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of September 30, 2012, we have redeemed 11,602 units at an aggregrate redemption price of $88,784, although no units were redeemed during the quarter then ended.

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

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our second quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.1
The following information from the Partnership's quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; (iv) Consolidated Statements of Cash Flows.

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

November 13, 2012	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

November 13, 2012	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)