Form 10-K
period 2012-12-31
Resource Real Estate Investors 6 LP
filed 2013-04-01
CIK 1414964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Forward-looking statements contained in this Report are based on our beliefs, assumptions and expectations for our future performance, taking into account all information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  Forward-looking statements we make in this Report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

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

General

Resource Real Estate Investors 6, L.P. is a Delaware limited partnership which was formed on July 26, 2007 and commenced operations on October 1, 2007.  We own in fee, operate and invest in multifamily residential rental properties, which we refer to as the Properties, located in both Maine and Texas.  Historically, we also invested in subordinated notes secured by multifamily residential rental properties located in California, Alabama and Nevada, which we refer to as Real Estate Debt Investments.  We refer to the Properties and Real Estate Debt Investments collectively as Real Estate Investments.

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

(Back to Index)

(Back to Index)

Our Management

As we do not have any officers, directors or employees, we rely solely on the officers and employees of our General Partner and its affiliates for the management of our Real Estate Investments.  Our General Partner and its affiliates, Resource Real Estate Management, LLC and Resource Real Estate, Inc., also conduct business activities of their own in which we have no economic interest.  Employees of our General Partner and its affiliates who provide us with services are not required to work full-time on our affairs.  These employees devote significant time to the affairs of our General Partner and its affiliates and are compensated by our General Partner and its affiliates for the services rendered to them.  There may be significant conflicts between us and our General Partner and its affiliates regarding the availability of those employees to manage us and our Real Estate Investments.

Real Estate Manager

Resource Real Estate Management, LLC, or Resource Real Estate Management, a wholly owned subsidiary of our General Partner, manages or supervises the management of our Real Estate Investments under a real estate management agreement with us or our subsidiary holding legal title to a particular Real Estate Investment in which we are participating.  Resource Real Estate Management is a Delaware limited liability company that was formed in 2005 for the purpose of managing the real estate investments of our General Partner and its affiliates either for their own account or for other real estate programs.  In October of 2007, Resource Real Estate Management, Inc., d/b/a Resource Residential, a wholly owned subsidiary of Resource America, was formed to manage residential real estate investments for Resource Real Estate Management.  For a discussion of the management fee payable under these arrangements, see Item 13.

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

(Back to Index)

(Back to Index)

Sale of Units

From October 1, 2007 through May 19, 2008, we privately sold our limited partnership units at $10.00 per unit to accredited investors, as that term is defined in Rule 501(a) of Regulation D of the Securities Act.  We sold a total of 3,713,492 units, including 204,678 units to our General Partner, for total proceeds, before commissions, fees and expenses, of approximately $36.8 million.  We refer to these sales as the Offering.  Resource Securities, Inc. (formerly Chadwick Securities, Inc.), an affiliate of our General Partner, served as the dealer-manager in the Offering.

Available Information

    We file annual, quarterly and current reports with the Sec.  The public may read and copy any materials we file with the SEC at the SEC's  Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The internet address of the SEC site is http://www.sec.gov.

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

Our limited partner units are not publicly traded.  There is no market for our limited partner units and it is unlikely that any will develop.  The following table shows the number of equity security holders:

	As of December 31,
Title of Class	2012	2011
Limited Partner units	3,701,890	3,701,890
Number of Limited Partners	580	580

As of the date of this report, 3,701,890 limited partnership units are outstanding.  We pay distributions monthly.  No distributions were paid to the General Partner for either 2012 or 2011, except for distributions on the limited partner units owned by it.  Total distributions paid to limited partners for those years were $1.1 million and $1.1 million, respectively.  The following table details these distributions by month:

	2012		2011
	Distributions	Per Unit	Distributions	Per Unit
January	$92,400	$0.025	$93,000	$0.025
February	92,400	0.025	93,000	0.025
March	92,700	0.025	92,300	0.025
April	92,700	0.025	92,300	0.025
May	92,700	0.025	92,300	0.025
June	92,700	0.025	92,300	0.025
July	92,700	0.025	92,300	0.025
August	92,700	0.025	92,300	0.025
September	92,700	0.025	92,300	0.025
October	92,700	0.025	92,300	0.025
November	92,700	0.025	92,300	0.025
December	92,700	0.025	92,300	0.025
Total distributions for the year	$1,111,800	$0.300	$1,109,000	$0.300

We do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected.  See “Cautionary Note Regarding Forward-Looking Statements.”

(Back to Index)

(Back to Index)

Overview

We are a Delaware limited partnership that was formed on July 26, 2007 and commenced operations on October 1, 2007.  Through our wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in both Maine and Texas.  Historically, we also invested through a wholly owned subsidiary in subordinated notes secured by multifamily residential rental properties located in California, Alabama and Nevada.

As of December 31, 2012, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:
Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/07	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/07	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	01/29/08	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	01/29/08	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	02/29/08	56%	288	San Antonio, Texas
Total			822

(1)	Face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties for the years ended December 31, 2012 and 2011:

Property	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	2012	2011	2012	2011	2012	2011
Memorial Towers	94.9%	93.7%	$1.20	$1.08	63%	65%
Villas	95.0%	95.8%	$0.90	$0.86	52%	56%
Coach Lantern	95.9%	95.6%	$1.04	$0.99	37%	41%
Foxcroft	96.5%	96.2%	$1.13	$1.07	38%	43%
Park Hill	95.7%	93.6%	$0.90	$0.83	59%	61%

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.
(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.
(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

We also own three subordinated notes through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments as of December 31, 2012, as follows (in thousands, except units and percentages):

Real Estate Debt Investments	Face Value of Note	Carrying Value of Note		Stated Interest Rate	Number of Units	Location
Acacia Park, or Acacia	$2,000	$	−	10.27%	304	San Bernardino, California
Hillwood	$400	$	−	10.97%	118	Montgomery, Alabama
Southern Cove	$500	$	−	12.75%	100	Las Vegas, Nevada

(Back to Index)

(Back to Index)

Results of Operations

We generate our income from the net revenues we receive from our Properties.  We also may, in the future, generate funds from the sale or refinancing of our Properties or the sale or repayment of our Real Estate Debt Investments.  Because we acquired our Properties in late 2007 and early 2008, we do not expect that we will sell or refinance our Properties the next year.  Should economic conditions in the areas in which our Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit or eliminate our ability to make distributions to our limited partners.

Our Real Estate Debt Investments have not been generating revenue as a result of borrower defaults.  In 2009, all three of our Real Estate Debt Investments became delinquent as a result of recessionary economic conditions in the United States.  The senior lenders on the properties securing our Real Estate Debt Investments formally declared these loans to be in default.  The senior lenders on all three notes informed us that, because of the borrowers’ defaults, the post default payment terms of the intercreditor agreements between the senior lenders and us had become effective.  Pursuant to these agreements, the senior lenders must be repaid in full before we receive any current or accrued interest or principal.  In 2009, based on management’s analysis, we established an allowance for loan losses of approximately $2.6 million to fully reserve all three loans and placed them on non-accrual status.  Once we place a loan on non-accrual, we recognize revenue only as cash is received and management concludes that collection is probable otherwise, all cash received will reduce the principal.  In 2012 we deemed the loans to be uncollectable and charged off the loans.

Our operating results and cash flows from our Properties are affected by four principal factors:

●	occupancy and rental rates,

●	property operating expenses,

●	interest rates on the related financing, and

●	capital expenditures.

The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  As a result of these programs, our Properties experienced an overall increase in the average occupancy rate during the year ended December 31, 2012 of approximately 0.6%, with an average occupancy rate of 95.6% as compared to an average occupancy rate of 95.0% during the same period in 2011.

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

Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we expect to spend approximately $3.2 million in the next three to four years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.

(Back to Index)

(Back to Index)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	December 31,		Increase (Decrease)
	2012	2011	Dollars	Percent
Revenues:
Rental income	$8,942	$8,355	$587	7%

Expenses:
Rental operating	4,252	3,818	434	11%
Management fees – related parties	845	815	30	4%
General and administrative	508	426	82	19%
Depreciation and amortization	2,816	2,720	96	4%
Total expenses	8,421	7,779	642	8%
Income before other expenses	521	576	(55)	(10)%

Other income (expenses):
Interest expense, net	(2,636)	(2,626)	(10)	(0.3)%
Insurance proceeds in excess of cost basis	(32)	557	(589)	(106)%
Loss on disposal of fixed assets	(1)	(1)	−	0%
Net loss	$(2,148)	$(1,494)	$654	44%

Weighted average number of limited partner units outstanding	3,703	3,703

Net loss per weighted average limited partner unit	$(0.58)	$(0.40)

Revenues

We attribute the $587,000 increase in revenues principally to the increase in the average occupancy rate combined with the increase in the average effective rent per square foot at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and strong market demand.

Expenses

We attribute the $642,000 increase in expenses across all Properties principally to:

•	a $434,000 increase in rental operating expenses reflecting the following:

−	a $188,000 increase in insurance expense as the result of loss experience;

–	a $126,000 increase in payroll and benefits expense due to annual salary increases;

−	a $73,000 increase in real estate taxes;

–	a $35,000 increase in interior and exterior building improvements; and

–	a $33,000 increase in turnover costs.

●	an $82,000 increase in general and administrative expenses due primarily to an increase in professional fees; and

●	a $96,000 increase in depreciation and amortization due to an increase in the amount of personal property at the Properties as a result of our capital improvement programs.

Other income (expenses)

●	The $10,000 decrease in interest expense reflects a decrease in the amortization of deferred financing costs.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

The following table sets forth our sources and uses of cash (in thousands):

	December 31,
	2012	2011
Provided by operating activities (1)	$2,462	$594
Used in investing activities	(2,059)	(643)
Used in financing activities	(1,112)	(1,184)
Net decrease in cash	$(709)	$(1,233)

(1)	Including changes in operating assets and liabilities.

Our liquidity needs consist principally of funds to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and to control property operating expenses.  The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates.  The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property.

Under our capital improvements program, we could possibly spend approximately $3.2 million in the next three to four years for property improvements intended to increase the Properties’ appeal to tenants and to the extent possible, increase the value of the Properties.  As we implement planned improvements to our Properties, we seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.

    During the year ended December 31, 2012, our capital expenditures consisted mainly of building repairs due to the fire at Park Hill, as well as repairs to the exteriors of the building at two of the Properties.  The following table sets forth the capital expenditures incurred during the year ended December 31, 2012 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$197	$500
Villas	174	886
Coach Lantern	280	357
Foxcroft	304	418
Park Hill	1,104	1,014
Total	$2,059	$3,175

Funding for future discretionary capital expenditures over the remaining life of the Partnership will come from both the cash reserves established when the Properties were purchased and future operating cash flows.  We have planned a series of major capital projects for our Properties, such as repairs and renovations to the HVAC systems, parking improvements, and foundation work.  We review future expenditures periodically and adjust them based on both operating results and local market conditions.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.

Our restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance and capital improvements.

Our payables to related parties consist of investment management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds, net of any limited partnership interest owned by the General Partner.  The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return.

(Back to Index)

(Back to Index)

Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For a discussion of redemptions, See Item 1, “Business – Redemption of Units.”  Through December 31, 2012, a total of 11,602 units have been redeemed at an aggregate redemption price of $88,784; there were no units that were redeemed during the year ended December 31, 2012.

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

At December 31, 2011 the allowance for loan losses was $2.6 million.  During the year ended December 2012 the loans were deemed uncollectible and charged off.

Revenue Recognition.  We derive our revenue primarily from rental of residential housing units with lease agreement terms of generally one year or less.  We recognize rent as income on a straight-line basis over the term of the related lease.  Additionally, any incentives included in the lease are amortized on a straight-line basis over the term of the related lease.

(Back to Index)

(Back to Index)

Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned.

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

Recent Accounting Standards

Newly-Adopted Accounting Principles

The adoption of the following standards during 2012 did not have a material impact on our consolidated financial position, results of operations or cash flows:

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

Comprehensive Income (Loss).  In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss).  This guidance became affective for us beginning January 1, 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to Regulation S-K, Item 305(e).

(Back to Index)

(Back to Index)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Resource Real Estate Investors 6, L.P.

We have audited the accompanying consolidated balance sheets of Resource Real Estate Investors 6, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2012.  Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)2.  These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Investors 6, L.P. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and comprehensive loss and their cash flows each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

April 1, 2013

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2012	2011
ASSETS
Rental properties, at cost:
Land	$7,430	$7,430
Buildings and improvements	59,542	57,756
Personal property	2,719	2,341
Construction-in-progress	19	129
	69,710	67,656
Accumulated depreciation and amortization	(14,254)	(11,440)
	55,456	56,216

Cash	546	1,255
Restricted cash	1,352	1,553
Tenant receivables, net	12	14
Insurance receivable	84	703
Receivable from related party	3	2
Prepaid expenses and other assets	204	211
Deferred financing costs, net	889	1,145
Total assets	$58,546	$61,099

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$45,274	$45,274
Accounts payable and accrued expenses	1,291	1,031
Accrued interest	200	202
Payables to related parties	1,833	1,448
Prepaid rent	88	41
Security deposits	182	165
Total liabilities	48,868	48,161

Partners’ capital	9,678	12,938

Total liabilities and partners’ capital	$58,546	$61,099

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per unit data)

	For the Years Ended
	December 31,
	2012	2011
Revenues:
Rental income	$8,942	$8,355

Expenses:
Rental operating	4,252	3,818
Management fees – related parties	845	815
General and administrative	508	426
Depreciation and amortization	2,816	2,720
Total expenses	8,421	7,779

Income before other expenses	521	576

Other (expenses) income:
Interest expense, net	(2,636)	(2,626)
Casualty (loss) gain	(32)	557
Net loss on sale or disposal of fixed assets	(1)	(1)
Net loss	$(2,148)	$(1,494)

Comprehensive loss	$(2,148)	$(1,494)

Weighted average number of limited partner units outstanding	3,703	3,703

Net loss per weighted average limited partner unit	$(0.58)	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(in thousands, except units)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2011	$1	3,710,492	$15,615	$15,616
Distributions	−	−	(1,109)	(1,109)
Redemptions, net	−	(8,602)	(75)	(75)
Net loss	−	−	(1,494)	(1,494)
Balance at December 31, 2011	1	3,701,890	12,937	12,938
Distributions	−	−	(1,112)	(1,112)
Net loss	−	−	(2,148)	(2,148)
Balance at December 31, 2012	$1	3,701,890	$9,677	$9,678

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,148)	$(1,494)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,816	2,720
Amortization of deferred financing costs	256	255
Casualty loss (gain)	32	(557)
Loss on sale or disposal of fixed assets	1	1
Changes in operating assets and liabilities:
Restricted cash	201	(247)
Tenant receivables	2	6
Receivable from related party	1	(2)
Insurance proceeds receivable	(64)	(20)
Prepaid expense and other assets	7	(28)
Accounts payable and accrued expenses	209	(121)
Payables to related parties	385	(160)
Insurance proceeds received	702	293
Accrued interest	(2)	−
Prepaid rent	47	(68)
Security deposits	17	16
Net cash provided by operating activities	2,462	594

Cash flows from investing activities:
Capital expenditures	(2,059)	(643)
Net cash used in investing activities	(2,059)	(643)

Cash flows from financing activities:
Redemptions, net	−	(75)
Distributions to limited partners	(1,112)	(1,109)
Net cash used in financing activities	(1,112)	(1,184)

Net decrease in cash	(709)	(1,233)
Cash at beginning of year	1,255	2,488
Cash at end of year	$546	$1,255

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine and Texas (referred to as the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California, Alabama and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or “GP”), is in the business of sponsoring and managing real estate investment limited partnership and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.54% and 5.53% limited partnership interest in the Partnership at December 31, 2012 and 2011, respectively.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

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

The Partnership also owns a 100% interest in RRE Funding II, LLC (“Funding”), which owns three non-performing subordinated notes, Acacia Park (“Acacia”), Hillwood (“Hillwood”) and Southern Cove (“Southern Cove”) with a combined face value of $2.9 million which have been fully reserved at December 31, 2012 and 2011.

All material intercompany transactions and balances have been eliminated in consolidation.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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

Supplemental Disclosure of Cash Flow Information

During each of the years ended December 31, 2012 and 2011, the Partnership paid approximately $2.4 million in cash for interest.

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

The Partnership is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2009 through 2012.

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

The future minimum rental payments to be received from noncancelable operating leases is approximately $4.4 million and $16,000 for the years ending 2013 and 2014, respectively, and none thereafter.

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
DECEMBER 31, 2012

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

At December 31, 2011, the allowance for loan losses was $2.6 million.  During the year ended December 31, 2012, the loans were deemed uncollectible and charged off.

Long-Lived Assets

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  The Partnership impaired assets due to a fire at Park Hill in 2011.  Insurance covered all the impairments.  As a result, the Partnership did not recognize any impairment losses with respect to its Properties for the years ended December 31, 2012 and 2011.

Rental Properties

Rental properties are carried at cost, net of accumulated depreciation.  Buildings and improvements and personal property are depreciated for financial reporting purposes on the straight-line method over their estimated useful lives.  The value of in-place leases is amortized over the average remaining term of the respective leases on a straight line basis.  For income tax reporting purposes, the Partnership uses the Modified Accelerated Cost Recovery System.  Useful lives used for calculating depreciation for financial reporting purposes are as follows:

Buildings and improvements	5 - 27.5 years
Personal property	3 - 15 years

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $119,000 and $112,000 for the years ended December 31, 2012 and 2011, respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash.  At December 31, 2012, the Partnership had $635,000 of deposits at various banks of which none were over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

Tenant Receivables

Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At December 31, 2012 and 2011, the allowance for uncollectible receivables was $18,000 and zero, respectively.

Redemptions

The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the initial investment less all distributions from the Partnership to the LP, and less all organization and offering expenses charged to the LP.

Recent Accounting Standards

Newly-Adopted Accounting Principles

The adoption of the following standards during 2012 did not have a material impact on the Partnership's consolidated financial position, results of operations or cash flows:

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
DECEMBER 31, 2012

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	December 31,
	2012	2011
Real estate taxes	$823	$79
Capital improvements	352	877
Insurance	177	597
Total	$1,352	$1,553

NOTE 4 − LOANS HELD FOR INVESTMENT, NET

A summary of loans held for investment, net, at December 31, 2011 follows (in thousands):

	Acacia		Hillwood		Southern Cove		Total
Loan principal		$2,000		$400		$500		$2,900
Discount		(400)		(40)		(10)		(450)
Direct loan fees and costs		79		18		24		121
Accumulated amortization and accretion, net		29		4		(1)		32
Allowance for loan losses		(1,708)		(382)		(513)		(2,603)
Carrying amount of loan	$	−	$	−	$	−	$	−

	Acacia	Hillwood	Southern Cove
Maturity date	08/11/16	01/08/17	05/08/17
Interest rate	10.27%	10.97%	12.75%
Average monthly payment (1)	$17,952	$3,799	$5,313

(1)	Reflects the contractual monthly payment; these loans are in default and no payments have been received.

All loans are subordinate to first mortgage holders with payment terms of interest only through maturity.  In 2009, the first mortgage holders informed the Partnership that the post-default payment terms of the intercreditor agreements had become effective due to the continued default by the borrowers.  Pursuant to these agreements, the first mortgage holders must be repaid in full before the Partnership may recover any current or accrued interest or principal.  Based on management’s analysis, the Partnership placed all three loans on non-accrual status, discontinued the amortization and accretion of the discount and direct loan fees and costs and provided a specific allowance for each loan during 2009.  At December 31, 2011 the allowance for loan losses was $2.6 million. During the year ended December 31, 2012, the loans were deemed uncollectable and charged off.

The following table summarizes the activity in the allowance for loan losses (in thousands):

	December 31,
	2012		2011
Balance, beginning of year		$2,603	$2,603
Provision for loan losses		−	−
Charge-offs		(2,603)	−
Balance, end of year	$	−	$2,603

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

NOTE 5 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of December 31, 2012 and 2011 was $1.2 million and $982,000, respectively.  Estimated amortization expense of the Properties’ existing deferred financing costs for the next five years, and thereafter, is as follows (in thousands):

2013	$255
2014	253
2015	163
2016	144
2017	61
Thereafter	13
$889

NOTE 6 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except percentages):

				Average
	Balance at		Annual	Monthly
	December 31,	Maturity	Interest	Debt
Property	2012 and 2011	Date	Rate	Service
Memorial Towers	$7,400	01/01/2017	5.49%	$34	(1)
Villas	10,800	01/01/2017	5.48%	$50	(1)
Coach Lantern	7,884	02/01/2015	4.92%	$32	(2)
Foxcroft	8,760	02/01/2015	4.92%	$36	(2)
Park Hill	10,430	03/01/2018	5.05%	$44	(3)
Total	$45,274

(1)	Interest only through January 1, 2013; monthly payment including principal and interest, effective February 1, 2013, will be $42,000 for Memorial Towers and $61,000 for Villas.
(2)	Interest only through the maturity date.
(3)	Interest only through March 1, 2013; monthly payment including principal and interest, effective April 1, 2013, will be $56,000.

Annual principal payments on the mortgage notes payable for each of the next five years, and thereafter, are as follows (in thousands):

2013	$320
2014	395
2015	17,060
2016	435
2017	17,390
Thereafter	9,674
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
DECEMBER 31, 2012

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	December 31,
	2012	2011
Receivables from related party:
RAI and affiliates	$3	$2

Payables to related parties:
RAI and affiliates	$1,833	$1,448

During the year ended December 31, 2012, one property sold a piece of equipment to another property owned by a different partnership with the same General Partner.  The resulting gain of $1,000 was netted against the loss on disposal of other assets in the statement of operations.

RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at December 31, 2012 and 2011 totaled $1.7 million and $1.3 million, respectively.

A wholly owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to act as manager of the Partnership’s properties.  Management fees due to RCP and affiliate at December 31, 2012 and 2011 totaled $127,000 and $98,000, respectively.

During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties; these advances are repaid within a few days.  Operating expense advances due to RCP and RREMI at December 31, 2012 and 2011 totaled $24,000 and $18,000, respectively.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	For the Years Ended
	December 31,
	2012	2011
RCP:
Investment management fees (1)	$339	$339

RREML:
Property management fees (2)	447	417
Debt management fees (3)	59	59
	$845	$815

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
DECEMBER 31, 2012

NOTE 8 –FAIR VALUE OF FINANCIAL INSTRUMENTS

In analyzing the fair value of its financial instruments disclosed or accounted for on a fair value basis, the Partnership follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Partnership determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the financial instruments.  The fair value of cash, tenant receivables, and accounts payables approximate their carrying values due to their short term nature.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:

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

●	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The estimated fair value measurements of the mortgage notes payable are classified within level 3 of the fair value hierarchy.

The estimated fair values of the Partnership’s financial instruments are as follows (in thousands):

	December 31, 2012				December 31, 2011
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Loans held for investment, net	$	−	$	−	$	−	$	−

Mortgage notes payable:
Memorial Towers		$7,400		$7,880		$7,400		$7,860
Villas		10,800		11,496		10,800		11,467
Coach Lantern		7,884		8,066		7,884		8,084
Foxcroft		8,760		8,950		8,760		8,964
Park Hill		10,430		11,090		10,430		10,984
Total mortgage notes payable		$45,274		$47,482		$45,274		$47,359

NOTE 9 – INSURANCE CLAIM

On September 13, 2011, a fire damaged twelve units at Park Hill.  The Partnership was insured for both the fire loss and the loss of rental income.  The Partnership reduced the net carrying value of buildings and improvements for Park Hill by $399,000 and established a receivable for the expected net insurance proceeds of $975,000, net of the $25,000 deductible.  In 2012 the Property, increased the receivable by $20,000 due to adjustments to awarded proceeds.  During the years ended December 31, 2012 and 2011, insurance proceeds of $702,000 and $293,000, respectively, were received.  Additional non-capitalized expenses incurred in conjunction with this claim were $52,000 and $19,000 for the years ended December 31, 2012 and 2011, respectively.  Accordingly, these expenses and the excess of the proceeds were recorded as casualty (loss) gain in the consolidated statements of operations.  Additionally, for the years ended December 31, 2012 and 2011, the Property recorded $64,000 and $20,000, respectively, for the loss of rental income.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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

Our General Partner assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, the General Partner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework.  Based upon this assessment, our General Partner concluded that, as of December 31, 2012, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers of Our General Partner

The following table sets forth information with respect to the executive officers, directors and key personnel of our General Partner:

NAME	AGE	POSITION OR OFFICE
Jonathan Z. Cohen	42	Director
Alan F. Feldman	49	Director and Senior Vice President
David E. Bloom	48	Director and Senior Vice President
Kevin M. Finkel	41	President
Steven R. Saltzman	49	Vice President of Finance and Chief Financial and Accounting Officer
Darshan V. Patel	42	Chief Legal Officer and Secretary

Jonathan Z. Cohen, a Director since 2002.  Mr. Cohen also has served as Chairman and a Director of Resource Real Estate Management since 2005 and as Chief Executive Officer, President and a Director of Resource Capital Corp., (NYSE: RSO), a real estate investment trust managed by Resource America, since its formation in 2005.  Mr. Cohen has been President since 2003 and Chief Executive Officer since 2004 of Resource America and also has served as Chairman and a Director of Resource Financial Institutions Group, Inc., a subsidiary of Resource America, since 2005.  Mr. Cohen was Executive Vice President of Resource America from 2001 to 2003, Senior Vice President from 1999 to 2001 and Chief Operating Officer from 2002 to 2004.  Mr. Cohen has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, the general partner of Atlas Pipeline Partners, L.P., a publicly registered (NYSE: APL) natural gas pipeline company since its formation in 1999, Vice Chairman of Atlas Energy, Inc., a publicly-traded natural gas and oil exploration and production company since 2000 and Vice Chairman of Atlas Energy Resources, a natural gas and oil exploration and production company since 2006.  Mr. Cohen was the Vice Chairman of RAIT Investment Trust, (now RAIT Financial Trust), or RAIT, a publicly-traded REIT (NYSE: RAS), from 2003 to 2006, and Secretary, trustee and a member of RAIT’s investment committee from 1997 to 2006.  Among the reasons for his appointment as director, Mr. Cohen’s financial, business and real estate experience adds strategic vision to our General Partner’s board.

Alan F. Feldman, a Director and Senior Vice President since 2004.  Mr. Feldman also has served as Chief Executive Officer of Resource Real Estate, a subsidiary of Resource America, since 2004, and of Resource Real Estate Opportunity REIT, a real estate investment trust managed by Resource America, since 2009, President and a Director of Resource Real Estate Management since 2005 and a Senior Vice President of Resource America since 2002.  Mr. Feldman was President of Resource Properties, a subsidiary of Resource America, from 2002 to 2005.  From 1998 to 2002, Mr. Feldman was a Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization.  From 1992 through 1998 Mr. Feldman was an Executive Vice President of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization, where he was responsible for the firm’s 20 million square feet of managed retail properties.  From 1990 to 1992 Mr. Feldman was a Director at Strouse, Greenberg & Co., a regional full service real estate company.  From 1986 through 1988, Mr. Feldman was an engineer at Squibb Corporation.  Mr. Feldman’s extensive experience and knowledge in the real estate business is an asset to our General Partner’s board.

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

(Back to Index)

(Back to Index)

Kevin M. Finkel, President since 2006 and Senior Vice President from 2003 to 2006.  Mr. Finkel also has served as Executive Vice President since 2008 and Director of Acquisitions since 2004 of Resource Real Estate.  Mr. Finkel joined Resource America in 2002, and has been a Vice President of Resource America since 2006.  Prior to joining Resource America, Mr. Finkel was an investment banker at Barclays Capital from 1998 to 2000 and at Deutsche Bank Securities from 1994 to 1998.

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

Audit Committee Financial Expert

Neither we nor our General Partner’s Board Director has a standing audit committee; our General Partner’s entire Board of Directors acts as the audit committee.  Our General Partner’s Board of Directors does not currently have any member who qualifies as an audit committee financial expert.  We believe that the cost related to retaining such a financial expert at this time is prohibitive for a small entity such as ours, and that it would reduce amounts otherwise distributable to our limited partners.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires all executive officers of our General Partner, our General Partner, and holders of greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year.  Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2012.

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
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of our limited partnership interests owned by beneficial owners of 5% or more of our limited partnership interests as well as the beneficial ownership of our General Partner, and its officer and directors, as of April 1, 2013.  Under the terms of the Partnership Agreement, our affairs are managed by our General Partner.  We do not have any officers or directors.  This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percent of Class
Units of limited partnership interest	Resource Capital Partners, Inc.	205,078	5.54%

Units of limited partnership interest	Jonathan Z. Cohen, Chairman of the Board	−	−
	Alan F. Feldman, Senior Vice President and Director	967	Less than 0.01%
	Kevin M. Finkel, President	−	−
	Steven R. Saltzman, Vice President – Finance	−	−
	David E. Bloom, Senior Vice President and Director	−	−
	Darshan V. Patel, Chief Legal Office and Secretary	−	−
	Michael S. Yecies, Secretary	−	−
	All directors and executive officers as a group	967	Less than 0.01%

(1)	The address for each beneficial owner is One Crescent Drive, Suite 203, Philadelphia, Pennsylvania 19112.
(2)	Beneficial ownership of directors and officers excludes amounts that may be attributable to them as a result of the units beneficially owned by Resource Capital Partners.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

We pay our General Partner and its affiliates the following fees for their services.

Property Management Fees

We pay Resource Real Estate Management, an affiliate of our General Partner, a monthly property management fee in an amount equal to 5% of our gross cash receipts from the operation of our Properties.  This fee is for Resource Real Estate Management’s services in managing the Properties or obtaining and supervising subcontractor Property managers, which may be affiliates of Resource Real Estate Management or independent third-parties.  Resource Real Estate Management is permitted to manage the Properties through a property management affiliate or subcontract the management of the Properties out to unaffiliated third-party subcontractors.  If Resource Real Estate Management subcontracts the management of the Properties, then it will pay all management fees payable to the subcontractor managers of our Properties.  For the years ended December 31, 2012 and 2011, Resource Real Estate Management earned $447,000 and $417,000, respectively, in real estate property management fees.

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

(Back to Index)

(Back to Index)

Resource Real Estate Management earned $59,000 in real estate debt management fees during each of the years ended December 31, 2012 and 2011.

Deferral of Real Estate Management Fees

We pay Resource Real Estate Management or its affiliates the real estate management fees for our Real Estate Investments from our operating revenues and our General Partner may, in its discretion, from time to time defer payment of all or any portion of such fees related to our Real Estate Investments, and accrue the same, if it deems our operating revenues are insufficient to pay such fees and still satisfy our investment objectives.  We will pay any deferred fees to Resource Real Estate Management when our General Partner deems our operating revenues are sufficient to make such payment.  As of December 31, 2012 and 2011, no fees had been deferred.

Investment Management Fees

We pay our General Partner or its affiliates an annual investment management fee payable from our revenues in an amount equal to 1% of the gross offering proceeds from the offering that have been, and continue to be, deployed in Real Estate Investments.  The investment management fee is for our General Partner’s professional services rendered in our administration, including, but not limited to, the preparation and distribution of our required quarterly and annual reports to our limited partners.  Since the annual investment management fee is for our General Partner’s professional services, it is in addition to the reimbursements we pay our General Partner for certain administrative expenses that it and its affiliates incur on our behalf as described below in “– Reimbursement of Administrative Expenses and Direct Costs.”  Up to 100% of our General Partner’s annual investment management fee is subordinated to our limited partners’ receipt of their Preferred Return.  Our General Partner is entitled at any time to an additional share of our cash distributions to recoup any investment management fees or distributions that were previously subordinated to the extent that our cash distributions to our limited partners exceeded their Preferred Return.  For the years ended December 31, 2012 and 2011, our General Partner earned $339,000 and $339,000, respectively, in investment management fees, the payment of which was deferred under the subordination clause of the Partnership Agreement.

Property Financing Fee for Refinancing a Property

We pay our General Partner or its affiliates a property financing fee equal to 0.5% of the face amount of any refinancing we obtain for our interest in the Properties.  This fee is for our General Partner’s or its affiliates’ services in obtaining the financing and negotiating its terms.  The property financing fee for refinancing will not be paid for Real Estate Debt Investments.  There were no refinancings of the Properties during the years ended December 31, 2012 and 2011, and, accordingly, no fees were paid.

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

Audit Fees.  The aggregate fees billed by our independent auditors, Grant Thornton LLP for the period ended December 31, 2012 and 2011 for professional services rendered was $92,575 and $122,411, respectively.

Audit-Related Fees.  We did not incur any audit-related fees from Grant Thornton LLP during 2012 and 2011.

Tax Fees.  We did not incur any fees for tax services from Grant Thornton LLP during 2012 and 2011.

All Other Fees.  We did not incur any other fees from Grant Thornton LLP during 2012 and 2011.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2012 and 2011
Consolidated Statement of Changes in Partners’ Capital for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements – December 31, 2012

2.	Financial Statement Schedules
i.	Schedule II – Valuation and Qualifying Accounts
ii.	Schedule III - Investments in Real Estate
iii.	Schedule IV – Investments in Mortgage Loans on Real Estate

3.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)

3.2	Certificate of Limited Partnership. (1)

4.1	Forms of letters sent to limited partners confirming their investment. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following information from the Partnership's annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Changes in Partners' Capital; (iv) Consolidated Statements of Cash Flows.

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

April 1, 2013	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Director	April 1, 2013
JONATHAN Z. COHEN

/s/ Alan F. Feldman	Director and Senior Vice President	April 1, 2013
ALAN F. FELDMAN

/s/ David E. Bloom	Director and Senior Vice President	April 1, 2013
DAVID E. BLOOM

/s/ Kevin M. Finkel	President	April 1, 2013
KEVIN M. FINKEL	(Principal Executive Officer)

/s/ Steven R. Saltzman	Vice President – Finance	April 1, 2013
STEVEN R. SALTZMAN	(Principal Financial and Accounting Officer)

(Back to Index)

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses		Amounts Written-off Against the Allowance, Net of Recoveries		Balance at End of Year
Allowance for investments in loans held for investment:
December 31, 2012	$2,603	$	−		$2,603	$2,603
December 31, 2011	$2,603	$	−	$	−	$2,603

(Back to Index)

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2012
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income is computed
		Buildings and land improvements	Improvements carrying costs	Buildings and land improvements total
Real estate owned:
Residential	$7,400	$9,561	$1,505	$11,066	$(2,130)	1969	12/18/2007	3 - 27.5 years
Houston, TX

Residential	10,800	13,726	1,215	14,941	(3,289)	1985	12/28/2007	3 - 27.5 years
San Antonio, TX

Residential	7,884	11,166	1,434	12,600	(2,729)	1972	1/29/2008	3 - 27.5 years
Scarborough, ME

Residential	8,760	12,335	1,354	13,689	(2,746)	1981	1/29/2008	3 - 27.5 years
Scarborough, ME

Residential	10,430	15,329	2,085	17,414	(3,360)	1984	2/29/2008	3 - 27.5 years
San Antonio, TX
	$45,274	$62,117	$7,593	$69,710	$(14,254)

	Years Ended December 31,
	2012	2011
Balance at the beginning of the period	$67,656	$67,472
Additions during period:
Improvements, etc.	2,059	643
Deductions during period:
Write-downs	(5)	(459)
Balance at close of period	$69,710	$67,656

(Back to Index)

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE IV
Loans Held for Investment
December 31, 2012
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