Form 10-Q
period 2013-03-31
Resource Real Estate Investors 6 LP
filed 2013-05-09
CIK 1414964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$7,430	$7,430
Buildings and improvements	59,592	59,542
Personal property	2,597	2,719
Construction-in-progress	5	19
	69,624	69,710
Accumulated depreciation and amortization	(14,804)	(14,254)
	54,820	55,456

Cash	566	546
Restricted cash	741	1,352
Tenant receivables, net	5	12
Insurance receivable	93	84
Receivable from related party	6	3
Prepaid expenses and other assets	113	204
Deferred financing costs, net	825	889
Total assets	$57,169	$58,546

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$45,231	$45,274
Accounts payable and accrued expenses	611	1,291
Accrued interest	202	200
Payables to related parties	1,953	1,833
Prepaid rent	58	88
Security deposits	175	182
Total liabilities	48,230	48,868

Partners’ capital	8,939	9,678

Total liabilities and partners’ capital	$57,169	$58,546

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Rental income	$2,347	$2,161

Expenses:
Rental operating	1,107	985
Management fees – related parties	216	206
General and administrative	87	137
Depreciation and amortization	721	693
Total expenses	2,131	2,021

Income before other expenses	216	140

Other (expenses) income:
Interest expense, net	(650)	(656)
Casualty loss	−	(9)
(Loss) gain on sale or disposal of fixed assets, net	(27)	1
Net loss	$(461)	$(524)

Comprehensive loss	$(461)	$(524)

Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	$(0.12)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(in thousands, except units)
(unaudited)

	General	Limited Partners
	Partner	Units	Amount	Total
Balance at January 1, 2013	$1	3,701,890	$9,677	$9,678
Distributions	−	−	(278)	(278)
Net loss	−	−	(461)	(461)
Balance at March 31, 2013	$1	3,701,890	$8,938	$8,939

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(461)	$(524)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	721	693
Amortization of deferred financing costs	64	64
Casualty loss	−	9
Loss (gain) on sale or disposal of fixed assets	27	(1)
Changes in operating assets and liabilities:
Restricted cash	611	519
Tenant receivables	7	7
Receivable from related party	(3)	(1)
Insurance proceeds receivable	(9)	57
Prepaid expense and other assets	91	50
Accounts payable and accrued expenses	(679)	(547)
Payables to related parties	120	74
Accrued interest	2	−
Prepaid rent	(30)	11
Security deposits	(7)	19
Net cash provided by operating activities	454	430

Cash flows from investing activities:
Capital expenditures	(113)	(233)
Net cash used in investing activities	(113)	(233)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(43)	−
Distributions to limited partners	(278)	(278)
Net cash used in financing activities	(321)	(278)

Net increase (decrease) in cash	20	(81)
Cash at beginning of period	546	1,255
Cash at end of period	$566	$1,174

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine and Texas (referred to as the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California, Alabama and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or “GP”), is in the business of sponsoring and managing real estate investment limited partnership and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.54% limited partnership interest in the Partnership at March 31, 2013 and December 31, 2012, respectively.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors.

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

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2013 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations and comprehensive loss for the three months ended March 31, 2013 may not necessarily be indicative of the results of operations and comprehensive loss for the full year ending December 31, 2013.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
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

The Partnership also owns a 100% interest in RRE Funding II, LLC (“Funding”), which owns three non-performing subordinated notes, Acacia Park (“Acacia”), Hillwood (“Hillwood”) and Southern Cove (“Southern Cove”) with a combined face value of $2.9 million which, during the year ended December 31, 2012, were deemed uncollectible and charged off.

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

Supplemental Disclosure of Cash Flow Information

During the three month periods ended March 31, 2013 and 2012, the Partnership paid approximately $586,000 and $592,000, respectively, in cash for interest.

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

The Partnership evaluates the benefits of tax positions taken or expected to be taken in its tax returns under a two-step recognition and measurement process.  Only the largest amount of benefits from the tax positions that will more likely than not be sustainable upon examination are recognized by the Partnership.  The Partnership does not have any unrecognized tax benefits, nor interest and penalties, recorded in the Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss and does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
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

The future minimum rental payments to be received from noncancelable operating leases is approximately $4.0 million and $4,000 for the twelve months ending March 31, 2014 and 2015, respectively.

Long-Lived Assets

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.  During the periods covered by the consolidated financial statements, insurance covered all the impairments.  As a result, the Partnership did not recognize any impairment losses with respect to its Properties for either the three months periods ended March 31, 2013 or March 31, 2012.

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

Advertising

The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $30,000 and $29,000 for the three months ended March 31, 2013 and 2012, respectively.

Tenant Receivables

Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the condition of the general economy and the industry as whole.  The Partnership writes off receivables when they become uncollectible.  At March 31, 2013 and December 31, 2012, the allowance for uncollectible receivables was $1,000 and $18,000, respectively.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

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

NOTE 3 − RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	March 31,	December 31,
	2013	2012
Real estate taxes	$298	$823
Capital improvements	380	352
Insurance	63	177
Total	$741	$1,352

NOTE 4 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of March 31, 2013 and December 31, 2012 was $1.3 and $1.2 million, respectively.  Estimated amortization expense of the Properties’ existing deferred financing costs for the next five years ending March 31, and thereafter, is as follows (in thousands):

2014	$254
2015	244
2016	145
2017	128
2018	54
Thereafter	−
$825

NOTE 5 – MORTGAGE NOTES PAYABLE

The following is a summary of mortgage notes payable (in thousands, except percentages):

					Average
				Annual	Monthly
	Balance at	Balance at	Maturity	Interest	Debt
Property	March 31, 2013	December 31, 2012	Date	Rate	Service
Memorial Towers	$7,382	$7,400	01/01/2017	5.49%	$42	(1)
Villas	10,775	10,800	01/01/2017	5.48%	$61	(1)
Coach Lantern	7,884	7,884	02/01/2015	4.92%	$32	(2)
Foxcroft	8,760	8,760	02/01/2015	4.92%	$36	(2)
Park Hill	10,430	10,430	03/01/2018	5.05%	$56	(3)
Total	$45,231	$45,274

(1)	Interest only through January 1, 2013; monthly payment including principal and interest, effective February 1, 2013, is $42,000 for Memorial Towers and $61,000 for Villas.
(2)	Interest only through the maturity date.
(3)	Interest only through March 1, 2013; monthly payment including principal and interest, effective April 1, 2013, is $56,000.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 5 – MORTGAGE NOTES PAYABLE – (Continued)

Annual principal payments on the mortgage notes payable for each of the next five years ending March 31, and thereafter, are as follows (in thousands):

2014	$379
2015	17,044
2016	418
2017	17,586
2018	9,804
Thereafter	−
$45,231

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

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	March 31,	December 31,
	2013	2012
Receivables from related party:
RAI and affiliates	$6	$3
Payables to related parties:
RAI and affiliates	$1,953	$1,833

During the year ended December 31, 2012, one property sold a piece of equipment to another property owned by a different partnership with the same General Partner.  The resulting gain of $1,000 was netted against the loss on disposal of fixed assets in the consolidated statement of operations and comprehensive loss.

RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at March 31, 2013 and December 31, 2012 totaled $1.8 million and $1.7 million, respectively.

A wholly owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to act as manager of the Partnership’s properties.  Management fees due to RCP and affiliate at March 31, 2013 and December 31, 2012 totaled $144,000 and $127,000, respectively.

During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties; these advances are repaid within a few days.  Operating expense advances due to RCP and RREMI at March 31, 2013 and December 31, 2012 totaled $43,000 and $24,000, respectively.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
RCP:
Investment management fees (1)	$85	$85

RREML:
Property management fees (2)	116	106
Debt management fees (3)	15	15
	131	121
	$216	$206

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

NOTE 7 –FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 7 –FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The estimated fair value measurements of the mortgage notes payable are classified within level 3 of the fair value hierarchy.

The estimated fair values of the Partnership’s financial instruments are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Memorial Towers	$7,382	$7,779	$7,400	$7,880
Villas	10,775	11,350	10,800	11,496
Coach Lantern	7,884	8,054	7,884	8,066
Foxcroft	8,760	8,938	8,760	8,950
Park Hill	10,430	11,062	10,430	11,090
Total mortgage notes payable	$45,231	$47,183	$45,274	$47,482

NOTE 8 – INSURANCE CLAIM

On September 13, 2011, a fire damaged twelve units at Park Hill.  The Partnership was insured for both the fire loss and the loss of rental income.  The Partnership reduced the net carrying value of buildings and improvements for Park Hill by $399,000 and established a receivable for the expected net insurance proceeds of $975,000, net of the $25,000 deductible.  During the year ended December 31, 2011, insurance proceeds of $293,000 were received and additional non-capitalized expenses incurred in conjunction with the claim were $19,000, and an additional receivable of $20,000 for loss of rental income was recorded. During the three months ended March 31, 2012, the Partnership received additional insurance proceeds of $83,000, recorded an additional receivable of $26,000 for the loss of rental income and recorded a casualty loss of $9,000. Additionally, during the year ended December 31, 2012, $619,000 in insurance proceeds was received and an additional receivable of $38,000 for loss of rental income was recorded. Also, during 2012, the property increased the receivable by $20,000 due to adjustments to awarded proceeds.

NOTE 9 – SUBSEQUENT EVENTS

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

As of March 31, 2013, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/07	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/07	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	01/29/08	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	01/29/08	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	02/29/08	56%	288	San Antonio, Texas
Total			822

(1)	Face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
Property	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Memorial Towers	96.4%	94.0%	$1.27	$1.16	63.1%	63.4%
Villas	94.0%	96.8%	$0.93	$0.89	50.6%	50.5%
Coach Lantern	95.9%	96.7%	$1.06	$1.03	34.5%	40.4%
Foxcroft	98.1%	94.9%	$1.17	$1.08	38.0%	44.1%
Park Hill	95.9%	95.0%	$0.94	$0.87	52.0%	60.8%

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.
(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.
(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

(Back to Index)

(Back to Index)

Results of Operations

We generate our income from the net revenues we receive from our Properties.  We also may in the future, generate funds from the sale or refinancing of our Properties or the sale or repayment of our Real Estate Debt Investments.  Because we acquired our Properties in late 2007 and early 2008, we do not expect that we will sell or refinance our Properties during the next year.  Should economic conditions in the areas in which our Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit or eliminate our ability to make distributions to our limited partners.

Our operating results and cash flows from our Properties are affected by four principal factors:

●	occupancy and rental rates,

●	property operating expenses,

●	interest rates on the related financing, and

●	capital expenditures.

The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an overall increase in the average occupancy rate during the three months ended March 31, 2013 of approximately 0.6%, with an average occupancy rate of 96.1% as compared to an average occupancy rate of 95.5% during the same period in 2012.  Our Properties also, experienced an overall increase in the average effective rent per square foot of $0.07 during the three months ended March 31, 2013 compared to the same period in 2012.

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

We are planning properties improvements for the next three to four years based on the assumption that the General Partner will exercise its right to extend the term of the partnership for the two one-year extensions.

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Revenues:
Rental income	$2,347	$2,161	$186	9%
Expenses:
Rental operating	1,107	985	122	12%
Management fees – related parties	216	206	10	5%
General and administrative	87	137	(50)	(36)%
Depreciation and amortization	721	693	28	4%
Total expenses	2,131	2,021	110	5%
Income before other expenses	216	140	76	54%
Other income (expenses):
Interest expense, net	(650)	(656)	6	(1)%
Casualty loss	−	(9)	9	(100)%
(Loss) gain on disposal of fixed assets	(27)	1	(28)	2800%
Net loss	$(461)	$(524)	$63	(12)%

Comprehensive loss	$(461)	$(524)	$63	(12)%
Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	$(0.12)	$(0.14)

Revenues

We attribute the $186,000 increase in revenues principally to the increase in the average occupancy rate combined with the increase in the average effective rent per square foot at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and strong market demand.

Expenses

We attribute the $110,000 increase in expenses across all Properties principally to:

●	a $122,000 increase in rental operating expenses reflecting the following:

–	a $25,000 increase in insurance expense due to higher premiums as a result of loss experience;

–	a $6,000 increase in payroll and benefits expense due to annual salary increases;

–	a $49,000 increase in real estate taxes;

–	a $14,000 increase in leasing expense;

These increases were offset, in part, by:

●	a $50,000 decrease in general and administrative expenses due primarily to a decrease in professional fees; and

●	a $28,000 increase in depreciation and amortization due to an increase in the amount of personal property at the Properties as a result of our capital improvement programs.

Other income (expenses)

The $13,000 decrease in other income (expenses) is reflective of a $28,000 write down of fixed assets and a $6,000 decrease in interest expense.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

The following table sets forth our sources and uses of cash (in thousands):

	March 31,
	2013	2012
Provided by operating activities (1)	$454	$430
Used in investing activities	(113)	(233)
Used in financing activities	(321)	(278)
Net increase (decrease) in cash	$20	$(81)

(1)	Including changes in operating assets and liabilities.

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

The following table sets forth the capital expenditures incurred during the three months ended March 31, 2013 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiary	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$40	$511
Villas	31	929
Coach Lantern	17	359
Foxcroft	10	405
Park Hill	15	996
Total	$113	$3,200

Funding for future discretionary capital expenditures over the remaining life of the Partnership will come from future operating cash flows.  We have planned a series of major capital projects for our Properties, such as repairs and renovations to the HVAC systems, parking improvements, and foundation work.  We review future expenditures periodically and adjust them based on both operating results, local market conditions and our expected return on the investment of capital.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.

Our restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance and capital improvements.

Our payables to related parties consist of investment management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds, net of any limited partnership interest owned by the General Partner.  The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return.  The limited partners have not received their Preferred Return over the five years the fund has been operating and we do not anticipate they will receive the return in 2013.

During the year ended 2013, three of our loans will start making principal payments, the debt service requirements for the next 12 months are $379,000.

(Back to Index)

(Back to Index)

 Redemption of Units

We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of March 31, 2013, we have redeemed 11,602 units at an aggregrate redemption price of $88,784, although no units were redeemed during the quarter then ended.

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

For a discussion on our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our first quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

May 9, 2013	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

May 9, 2013	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)