Form 10-Q
period 2013-09-30
Resource Real Estate Investors 6 LP
filed 2013-11-08
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2013
 or

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$7,430	$7,430
Buildings and improvements	59,821	59,542
Personal property	2,748	2,719
Construction-in-progress	—	19
	69,999	69,710
Accumulated depreciation and amortization	(16,204)	(14,254)
	53,795	55,456

Cash	522	546
Restricted cash	1,026	1,352
Tenant receivables	14	12
Accounts receivable other	7	—
Insurance receivable	—	84
Receivables from related parties	171	3
Prepaid expenses and other assets	236	204
Deferred financing costs, net	697	889
Total assets	$56,468	$58,546
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$45,050	$45,274
Accounts payable and accrued expenses	545	473
Real estate tax payable	738	818
Accrued interest	194	200
Payables to related parties	2,171	1,833
Prepaid rent	60	88
Security deposits	163	182
Total liabilities	48,921	48,868
Partners’ capital	7,547	9,678
Total liabilities and partners’ capital	$56,468	$58,546

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$2,423	$2,248	$7,199	$6,623

Expenses:
Rental operating	1,285	1,145	3,349	3,192
Management fees – related parties	221	214	657	628
General and administrative	117	88	362	393
Depreciation and amortization	702	707	2,134	2,099
Total expenses	2,325	2,154	6,502	6,312

Income before other expenses	98	94	697	311

Other (expenses) income:
Interest expense, net	(659)	(662)	(1,965)	(1,975)
Casualty loss	(6)	(2)	(9)	(21)
Gain (loss) on sale or disposal of fixed assets, net	21	(1)	(19)	—
Net loss	$(546)	$(571)	$(1,296)	$(1,685)

Comprehensive loss	$(546)	$(571)	$(1,296)	$(1,685)

Weighted average number of limited partner units outstanding	3,702	3,702	3,702	3,702

Net loss per weighted average limited partner unit	$(0.15)	$(0.15)	$(0.35)	$(0.46)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2013	$1	3,701,890	$9,677	$9,678
Distributions	—	—	(835)	(835)
Net loss	—	—	(1,296)	(1,296)
Balance at September 30, 2013	$1	3,701,890	$7,546	$7,547

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,296)	$(1,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,134	2,099
Amortization of deferred financing costs	192	192
Casualty loss	9	21
Loss on sale or disposal of fixed assets	19	—
Changes in operating assets and liabilities:
Restricted cash	326	439
Tenant receivables, net	(2)	(18)
Accounts receivable other	(7)	—
Receivable from related party	(168)	(2)
Insurance proceeds receivable	79	433
Prepaid expense and other assets	(32)	(178)
Accounts payable and accrued expenses	67	313
Payables to related parties	338	302
Real estate tax payable	(80)	—
Accrued interest	(6)	(7)
Prepaid rent	(28)	28
Security deposits	(19)	25
Net cash provided by operating activities	1,526	1,962

Cash flows from investing activities:
Capital expenditures	(491)	(1,750)
Net cash used in investing activities	(491)	(1,750)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(224)	—
Distributions to limited partners	(835)	(834)
Net cash used in financing activities	(1,059)	(834)
Net decrease in cash	(24)	(622)
Cash at beginning of period	546	1,255
Cash at end of period	$522	$633

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine and Texas (referred to as the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California, Alabama and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or “GP”), is in the business of sponsoring and managing real estate investment limited partnership and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP holds a 5.54% limited partnership interest in the Partnership at September 30, 2013 and December 31, 2012, respectively.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
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
The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2013 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations and comprehensive loss for the three and nine months ended September 30, 2013 may not necessarily be indicative of the results of operations and comprehensive loss for the full year ending December 31, 2013.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
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
Supplemental Disclosure of Cash Flow Information
During both the nine months ended September 30, 2013 and 2012, the Partnership paid approximately $1.8 million, respectively, in cash for interest.
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
SEPTEMBER 30, 2013
(unaudited)

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
The future minimum rental payments to be received from noncancelable operating leases is approximately $4.4 million and $4,000 for the twelve months ending September 30, 2014 and 2015, respectively.
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership has estimated that the future cash flows from its properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for either the nine months periods ended September 30, 2013 or 2012.
Rental Properties
Rental properties are carried at cost, net of accumulated depreciation.  Buildings and improvements and personal property are depreciated for financial reporting purposes on the straight-line method over their estimated useful lives.  The value of in-place leases is amortized over twelve months on a straight-line basis.  Useful lives used for calculating depreciation for financial reporting purposes are as follows:

Buildings and improvements	5 - 27.5 years
Personal property	3 - 15 years
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $88,000 and $92,000 for the nine months ended September 30, 2013 and 2012, respectively.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At September 30, 2013 and December 31, 2012, the allowance for uncollectible receivables was $1,000 and $18,000, respectively.
Redemptions
The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the amount of the initial investment less all distributions from the Partnership to the LP, and less all organization and offering expenses charged to the LP.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 3 − RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	September 30, 2013	December 31, 2012
Real estate taxes	$650	$823
Capital improvements	178	352
Insurance	198	177
Total	$1,026	$1,352
NOTE 4 – DEFERRED FINANCING COSTS
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of September 30, 2013 and December 31, 2012 was $1.4 million and $1.2 million, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next five years ending September 30, is as follows (in thousands):

2014	$253
2015	190
2016	144
2017	83
2018	27
$697
NOTE 5 – MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	Balance at September 30, 2013	Balance at December 31, 2012	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Memorial Towers	$7,337	$7,400	1/1/2017	5.49%	$42	(1)
Villas	10,708	10,800	1/1/2017	5.48%	$61	(1)
Coach Lantern	7,884	7,884	2/1/2015	4.92%	$32	(2)
Foxcroft	8,760	8,760	2/1/2015	4.92%	$36	(2)
Park Hill	10,361	10,430	3/1/2018	5.05%	$56	(3)
Total	$45,050	$45,274
_________________

(1)	Interest only was payable through January 1, 2013; thereafter through the maturity date, monthly payment includes principal and interest.

(2)	Interest only is payable through the maturity date. The partnership has the option to extend the maturity date for an additional one year to February 1, 2016.

(3)	Interest only was payable through March 1, 2013; thereafter through the maturity date, monthly payment includes principal and interest.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

Annual principal payments on the mortgage notes payable for each of the next five years ending September 30, are as follows (in thousands):

2014	$389
2015	17,055
2016	429
2017	17,458
2018	9,719
$45,050
The mortgage notes payable are with recourse only to the Properties securing them subject to certain limited standard exceptions, as defined in the mortgage notes, which the General Partner has guaranteed with respect to each property.  These exceptions are referred to as “carveouts”.  In general, carveouts relate to damages suffered by the lender for a subsidiary’s failure to pay rents, insurance or condemnation proceeds to the lender, to pay water, sewer and other public assessments or charges, to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the General Partner to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the subsidiary voluntarily files for bankruptcy or seeks reorganization, or if a related party of the subsidiary does so with respect to the subsidiary.

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Receivables from related parties:
RAI and affiliates	$171	$3

Payables to related parties:
RAI and affiliates	$2,171	$1,833
Substantially all of the receivable from related party represents escrow funds held by RAI for self-insurance. The Properties are partially self-insured with respect to property and casualty insurance. Therefore, unforeseen or catastrophic losses in excess of the partnership's insured limits could have a material adverse effect on the Partnership's financial condition and operating results.
During the year ended December 31, 2012, one property owner sold a piece of equipment to another property owner owned by a different partnership with the same General Partner.  The resulting gain of $1,000 was netted against the loss on disposal of fixed assets in the consolidated statement of operations and comprehensive loss.
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at September 30, 2013 and December 31, 2012 totaled $2.0 million and $1.7 million, respectively.
A wholly owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s properties.  Management fees due to RCP and affiliates at September 30, 2013 and December 31, 2012 totaled $162,000 and $127,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties; these advances are repaid within a few days.  Operating expense advances due to RCP and RREMI at September 30, 2013 and December 31, 2012 totaled $53,000 and $24,000, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
RCP:
Investment management fees (1)	$84	$85	$254	$254

RREML:
Property management fees (2)	123	115	359	330
Debt management fees (3)	14	14	44	44
	137	129	403	374
	$221	$214	$657	$628
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The the carrying amount and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Memorial Towers	$7,337	$7,637	$7,400	$7,880
Villas	10,708	11,143	10,800	11,496
Coach Lantern	7,884	7,996	7,884	8,066
Foxcroft	8,760	8,876	8,760	8,950
Park Hill	10,361	10,719	10,430	11,090
Total mortgage notes payable	$45,050	$46,371	$45,274	$47,482
NOTE 8 – INSURANCE CLAIM
On September 13, 2011, a fire damaged twelve units at Park Hill.  The Partnership was insured for both the fire loss and the loss of rental income.  The Partnership reduced the net carrying value of buildings and improvements for Park Hill by $399,000 and established a receivable for the expected net insurance proceeds of $975,000, net of the $25,000 deductible.  During the year ended December 31, 2011, insurance proceeds of $293,000 were received and additional non-capitalized expenses incurred in conjunction with the claim were $19,000, and an additional receivable of $20,000 for loss of rental income was recorded. During the nine months ended September 30, 2012, the Partnership received additional insurance proceeds of $517,000, recorded an additional receivable of $64,000 for the loss of rental income and recorded a casualty loss of $21,000. Additionally, during the year ended December 31, 2012, $186,000 in insurance proceeds was received and the receivable on the property was increased by $20,000 due to adjustments to previously awarded proceeds. During the nine months ended September 30, 2013 the property reduced the receivable by $6,000, received rental loss proceeds of $79,000 and recorded a casualty loss of $9,000.
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
As of September 30, 2013, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/2007	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/2007	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	1/29/2008	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	1/29/2008	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	2/29/2008	56%	288	San Antonio, Texas
Total			822
_______________

(1)	Face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Property	2013	2012	2013	2012	2013	2012
Memorial Towers	94.3%	95.5%	$1.32	$1.22	69.7%	68.2%
Villas	90.9%	93.9%	$0.94	$0.90	55.6%	53.7%
Coach Lantern	91.5%	95.2%	$1.10	$1.04	32.4%	37.9%
Foxcroft	95.2%	96.8%	$1.19	$1.14	37.6%	39.3%
Park Hill	93.0%	95.4%	$0.96	$0.90	70.1%	58.4%

(Back to Index)

(Back to Index)

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Property	2013	2012	2013	2012	2013	2012
Memorial Towers	95.6%	94.4%	$1.31	$1.18	64.7%	62.9%
Villas	91.6%	95.4%	$0.94	$0.90	52.1%	52.6%
Coach Lantern	94.6%	96.2%	$1.09	$1.04	30.7%	39.0%
Foxcroft	95.8%	95.9%	$1.18	$1.11	36.0%	40.3%
Park Hill	94.5%	95.6%	$0.95	$0.88	57.2%	59.7%
_______________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.
Results of Operations
We generate our income from the net revenues we receive from our Properties.  We also may in the future, generate funds from the sale or refinancing of our Properties or the sale or repayment of our Real Estate Debt Investments.  We do not expect that we will sell or refinance our Properties during the next year, nor in view of their defaulted status do we expect any repayments from, or to be able to sell, our Real Estate Debt Investments.  Should economic conditions in the areas in which our Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit or eliminate our ability to make distributions to our limited partners.
Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.
     The amount of rental revenues from our Properties depends upon their occupancy rates and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an overall decrease in the average occupancy rate during the nine months ended September 30, 2013 of approximately (1.1)%, with an average occupancy rate of 94.4% as compared to an average occupancy rate of 95.5% during the same period in 2012.  Our Properties experienced an overall increase in the average effective rent per square foot of $0.07 during the nine months ended ended September 30, 2013 compared to the same period in 2012.
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
Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we could potentially spend approximately $2.9 million in the next three to four years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, increase rental rates.

(Back to Index)

(Back to Index)

We are planning improvements to the Properties for the next three to four years based on the assumption that the General Partner will exercise its right to extend the term of the partnership for the two one-year extensions.
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	September 30,		Increase (Decrease)
	2013	2012	Amount	Percent
Revenues:
Rental income	$2,423	$2,248	$175	8%

Expenses:
Rental operating	1,285	1,145	140	12%
Management fees – related parties	221	214	7	3%
General and administrative	117	88	29	33%
Depreciation and amortization	702	707	(5)	(1)%
Total expenses	2,325	2,154	171	8%
Income before other expenses	98	94	4	4%

Other income (expenses):
Interest expense, net	(659)	(662)	3	—%
Casualty loss	(6)	(2)	(4)	200%
Gain (loss) on disposal of fixed assets	21	(1)	22	(100)%
Net loss	$(546)	$(571)	$25	(4)%

Comprehensive loss	$(546)	$(571)	$25	(4)%

Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	$(0.15)	$(0.15)
Revenues
We attribute the $175,000 increase in revenues principally to the increase in the average effective rent per square foot at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and strong market demand.
Expenses
We attribute the $171,000 increase in expenses across all Properties principally to:

•	a $140,000 increase in rental operating expenses principally reflecting the following:

–	a $19,000 increase in turnover costs;

–	a $27,000 increase in repairs and maintenance at the properties;

–	a $100,000 increase in real estate taxes;

–	a $34,000 increase in payroll and benefits due to annual salary increases; and

–	a $60,000 decrease in insurance expense due to premium refunds;

•	a $29,000 increase in general and administrative expenses due primarily to an increase in professional fees; and

•	a $7,000 increase in management fees related to the increase in revenues.

(Back to Index)

(Back to Index)

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	September 30,		Increase (Decrease)
	2013	2012	Amount	Percent
Revenues:
Rental income	$7,199	$6,623	$576	9%

Expenses:
Rental operating	3,349	3,192	157	5%
Management fees – related parties	657	628	29	5%
General and administrative	362	393	(31)	(8)%
Depreciation and amortization	2,134	2,099	35	2%
Total expenses	6,502	6,312	190	3%
Income before other expenses	697	311	386	124%

Other income (expenses):
Interest expense, net	(1,965)	(1,975)	10	(1)%
Casualty loss	(9)	(21)	12	(57)%
Loss on disposal of fixed assets	(19)	—	(19)	—
Net loss	$(1,296)	$(1,685)	$389	(23)%

Comprehensive loss	$(1,296)	$(1,685)	$389	(23)%

Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	(0.35)	(0.46)
Revenues
We attribute the $576,000 increase in revenues principally to the increase in the average effective rent per square foot at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and improved market demand.
Expenses
We attribute the $190,000 increase in expenses across all Properties principally to:

•	a $157,000 increase in rental operating expenses principally reflecting the following:

–	a $31,000 increase in leasing expense;

–	a $13,000 increase in repairs and maintenance at the properties;

–	a $62,000 increase in payroll and benefits expense due to annual salary increases;

–	a $167,000 increase in real estate taxes; and

–	a $154,000 decrease in insurance expense due to premium refunds;

•	a $35,000 increase in depreciation and amortization due to an increase in the amount of personal property at the Properties as a result of our capital improvement programs.

•	a $29,000 increase in management fees due to an increase in revenues across all properties.
These increases were offset, in part, by:

•	a $31,000 decrease in general and administrative expenses due primarily to a decrease in professional fees.

(Back to Index)

(Back to Index)

Other income (expenses)
The $3,000 decrease in other income (expense) is reflective of a $19,000 loss on disposal of fixed assets, a $12,000 decrease in casualty loss (see Note 8 to our consolidated financial statements) and a $10,000 decrease in interest expense as a result of principal amortization.
Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Provided by operating activities (1)	$1,526	$1,962
Used in investing activities	(491)	(1,750)
Used in financing activities	(1,059)	(834)
Net decrease in cash	$(24)	$(622)
_______________

(1)	Including changes in operating assets and liabilities.
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
Under our capital improvements program, we could potentially spend approximately $2.9 million in the next three to four years for property improvements intended to increase the Properties’ appeal to tenants and to the extent possible, increase the value of the Properties.  As we implement planned improvements to our Properties, we seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.
The following table sets forth the capital expenditures incurred during the nine months ended September 30, 2013 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$133,000	$441,000
Villas	92,000	894,000
Coach Lantern	61,000	346,000
Foxcroft	86,000	336,000
Park Hill	119,000	917,000
Total	$491,000	$2,934,000
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
During the nine months ended September 30, 2013, we began to make principal payments with respect to three of the loans. The aggregate debt service requirement for all our loans over the next 12 months is $2.7 million, including principal payments of $389,000.
 Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion.  We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner.  If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units.  As of September 30, 2013, we have redeemed 11,602 units at an aggregate redemption price of $88,784, although no units were redeemed during the quarter then ended.
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
Off-Balance Sheet Arrangements
As of September 30, 2013 and December 31, 2012, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our third quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101.1
The following information from the Partnership's annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

November 8, 2013	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

November 8, 2013	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Vice President – Finance
(Principal Financial and Accounting Officer)