Form 10-K
period 2013-12-31
Resource Real Estate Investors 6 LP
filed 2014-03-26
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There is no public market for the Registrant' securities.
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

Forward-looking statements contained in this Report are based on our beliefs, assumptions and expectations for our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this Report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•	changes in our industry, interest rates or the general economy;

•	decrease in occupancy rates;

•	increased rates of tenant default;

•	increases in operating expenses at our properties;

•	increases in capital expenditures to maintain or enhance our properties;

•	the timing of cash flows, if any, from our investments and payments for debt service;

•	the degree and nature of the competition in the geographic areas in which our properties are located; and

•	availability and retention of qualified personnel to manage and operate our properties.

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
Our goals are to generate regular cash distributions from our operations, gains from the potential appreciation in the value of our Properties, and cash for our partners’ distributions from the sale or refinancing of the Properties or the sale or repayment of our Real Estate Debt Investments.
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
Real Estate Manager
Resource Real Estate Management, LLC, or Resource Real Estate Management, a wholly owned subsidiary of our General Partner, manages or supervises the management of our Real Estate Investments under a real estate management agreement with us or our subsidiary holding legal title to a particular Real Estate Investment in which we are participating. Resource Real Estate Management is a Delaware limited liability company that was formed in 2005 for the purpose of managing the real estate investments of our General Partner and its affiliates either for their own account or for other real estate programs. In October 2007, Resource Real Estate Management, Inc., d/b/a Resource Residential, a wholly owned subsidiary of Resource America, was formed to manage residential real estate investments for Resource Real Estate Management. For a discussion of the management fee payable under these arrangements, see Item 13.
Resource Real Estate, Inc., or Resource Real Estate, an indirect wholly owned subsidiary of Resource America, is the parent company of our General Partner and an affiliate of Resource Real Estate Management.
Distribution Allocations
Distributable cash, which includes both distributable cash from operations as well as from capital transactions, will be distributed as described below.

(Back to Index)

(Back to Index)

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
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request. However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion. We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner. If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units. As of the date of this report, 11,602 units have been redeemed for an average redemption price of $7.65 per unit. During the years ended December 31, 2012 and 2013, we did not receive any redemption requests.
Sale of Units
From October 1, 2007 through May 19, 2008, we privately sold our limited partnership units at $10.00 per unit to accredited investors, as that term is defined in Rule 501(a) of Regulation D of the Securities Act. We sold a total of 3,713,492 units, including 204,678 units to our General Partner, for total proceeds, before commissions, fees and expenses, of approximately $36.8 million. We refer to these sales as the Offering. Resource Securities, Inc., an affiliate of our General Partner, served as the dealer-manager in the Offering.
Available Information
We file annual, quarterly and current reports with the Securities and Exchange Commission, or SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov.

(Back to Index)

(Back to Index)

ITEM 1A.    RISK FACTORS
Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 2.    PROPERTIES
See Item 7 - “Overview.”

ITEM 3.    LEGAL PROCEEDINGS
We are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

(Back to Index)

(Back to Index)

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUTY SECURITIES

Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. As of March 26, 2014, there were 580 holders of record of our limited partners units.

We pay distributions monthly. No distributions were paid to the General Partner for either 2013 or 2012, except for distributions on the limited partner units it owns. Total distributions paid to limited partners for those years were $1.1 million and $1.1 million, respectively. The following table details these distributions by month:

	2013		2012
	Distributions	Per Unit	Distributions	Per Unit
January	$92,700	$0.025	$92,400	$0.025
February	92,700	0.025	92,400	0.025
March	92,700	0.025	92,700	0.025
April	92,700	0.025	92,700	0.025
May	92,700	0.025	92,700	0.025
June	92,700	0.025	92,700	0.025
July	92,700	0.025	92,700	0.025
August	92,700	0.025	92,700	0.025
September	92,700	0.025	92,700	0.025
October	92,700	0.025	92,700	0.025
November	92,700	0.025	92,700	0.025
December	92,700	0.025	92,700	0.025
Total distributions for the year	$1,112,400	$0.300	$1,111,800	$0.300

We do not have any equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
As of December 31, 2013, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

(Back to Index)

(Back to Index)

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/2007	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/2007	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	1/29/2008	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	1/29/2008	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	2/29/2008	56%	288	San Antonio, Texas
Total			822
_______________

(1)	Face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
Property	2013	2012	2013	2012	2013	2012
Memorial Towers	96.7%	94.9%	$1.30	$1.20	62%	63%
Villas	93.3%	95.0%	$0.94	$0.90	54%	52%
Coach Lantern	95.0%	95.9%	$1.08	$1.04	31%	37%
Foxcroft	95.6%	96.5%	$1.18	$1.13	35%	38%
Park Hill	94.5%	95.7%	$0.95	$0.90	58%	59%
_______________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

We also own three subordinated notes through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments as of December 31, 2013, as follows (in thousands, except units and percentages):

Real Estate Debt Investment	Face Value of Note	Carrying Value of Note	Stated Interest Rate	Number of Unites	Location
Acacia Park, or Acacia	$2,000	$—	10.27%	304	San Bernardino, California
Hillwood	$400	$—	10.97%	118	Montgomery, Alabama
Southern Cover	$500	$—	12.75%	100	Las Vegas, Nevada
During the year ended December 31, 2012, the notes were deemed uncollectible and charged off.
Results of Operations
We generate our income from the net revenues we receive from our Properties.  We also may in the future, generate funds from the sale or refinancing of our Properties or the sale or repayment of our Real Estate Debt Investments.  We do not expect that we will sell or refinance our Properties during the next year nor, in view of their defaulted status, do we expect any repayments from, or to be able to sell, our Real Estate Debt Investments.  Should economic conditions in the areas in which our Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit or eliminate our ability to make distributions to our limited partners.

(Back to Index)

(Back to Index)

Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.
     The amount of rental revenues from our Properties depends upon their occupancy rates, rental rates, and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an overall decrease in the average occupancy rate during the year ended December 31, 2013 of approximately (0.6)% with an average occupancy rate of 95.0% as compared to an average occupancy rate of 95.6% during the same period in 2012.  Our Properties experienced an overall increase in the average effective rent per square foot of $0.06 during the year ended December 31, 2013 compared to the same period in 2012 for the same properties.
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
We are planning improvements to the Properties for the next three to four years based on the assumption that the General Partner will exercise its right to extend the term of the partnership for the two one-year extensions. At this time we expect to extend to ensure that we maximize the return to our investors.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Revenues:
Rental income	$9,600	$8,942	$658	7%

Expenses:
Rental operating	4,495	4,252	243	6%
Management fees – related parties	877	845	32	4%
General and administrative	466	508	(42)	(8)%
Depreciation and amortization	2,817	2,816	1	—%
Total expenses	8,655	8,421	234	3%
Income before other expenses	945	521	424	81%

Other income (expense):
Interest expense, net	(2,624)	(2,636)	12	—%
Casualty loss	(9)	(32)	23	(72)%
Loss on disposal of fixed assets, net	(81)	(1)	(80)	(100)%
Net loss	$(1,769)	$(2,148)	$379	(18)%

Weighted average number of limited partner units outstanding	3,703	3,703

Net loss per weighted average limited partner unit	$(0.48)	$(0.58)

(Back to Index)

(Back to Index)

Revenues
We attribute the $658,000 increase in revenues principally to the increase in the average effective rent per square foot at the Properties.  Occupancy rates have varied within our expected range.  We were able to increase rents as a result of stable occupancy and strong market demand.
Expenses
We attribute the $234,000 increase in expenses across all Properties principally to:

•	a $243,000 increase in rental operating expenses principally reflecting the following:

–	a $28,000 increase in turnover costs due to ongoing upkeep of units for new tenants;

–	a $31,000 increase in repairs and maintenance relating primarily to a HVAC project at one of the properties;

–	a $228,000 increase in real estate taxes due to increased tax rates;

–	a $94,000 increase in payroll and benefits due to annual salary increases; and

–	a $206,000 decrease in insurance expense due to premium refunds;

•	a $32,000 increase in management fees related to the increase in revenues; and

•	a $42,000 decrease in general and administrative expenses due primarily to unusually high professional fees incurred in the prior year.
Other income (expense)
The $40,000 decrease in other income (expense) is reflective of the following:

•	a $75,000 increase in loss on disposal of fixed assets due to the write-off of carpeting and flooring whose actual life was less than the originally estimated economic life.

•	a $23,000 decrease in casualty loss (see Note 8 to our consolidated financial statements) and a $12,000 decrease in net interest expense as a result of principal amortization.
Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Years Ended
	December 31,
	2013	2012
Provided by operating activities (1)	$2,092	$2,462
Used in investing activities	(587)	(2,059)
Used in financing activities	(1,432)	(1,112)
Net increase (decrease) in cash	$73	$(709)
_______________

(1)	Including changes in operating assets and liabilities.
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
The following table sets forth the capital expenditures incurred during the year ended December 31, 2013 and estimated future capital expenditures which are discretionary in nature (in thousands):

(Back to Index)

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$136	$440
Villas	107	882
Coach Lantern	79	361
Foxcroft	111	338
Park Hill	154	877
Total	$587	$2,898
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
Our payables to related parties consist of investment management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds, net of any limited partnership interest owned by the General Partner.  The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return.  The limited partners have not received their Preferred Return over the six years the Partnership has been operating and we do not anticipate they will receive the return in 2014.
During the year ended December 31, 2013, we began to make principal payments with respect to three of the loans. The aggregate debt service requirement for all our loans over the next 12 months is $2.7 million, including principal payments of $395,000.
 Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  See Item 1, "Redemption of Units." As of December 31, 2013, we have redeemed 11,602 units at an aggregate redemption price of $88,784. During the years ended December 31, 2013 and 2012, we did not receive any redemption requests.
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
Property Acquisitions. We allocated the purchase price of acquired properties to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their relative fair values. We amortized the value of in-place leases over twelve months on a straight line basis.

(Back to Index)

Impairment.  We review the carrying value of each Property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If we determine that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, we will record an impairment charge to reduce the carrying amount for that asset to its estimated fair value. No impairment charges were recorded in either 2012 or 2013.
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
At December 31, 2011 the allowance for loan losses was $2.6 million. During the year ended December 2012, our Real Estate Debt Investments were deemed uncollectible and charged off.
Revenue Recognition.  We derive our revenue primarily from rental of residential housing units with lease agreement terms of generally one year or less. We recognize rent as income on a straight-line basis over the term of the related lease. Additionally, any incentives included in the lease are amortized on a straight-line basis over the term of the related lease.

(Back to Index)

Off-Balance Sheet Arrangements
As of December 31, 2013 and 2012, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to Regulation S-K, Item 305(e)

(Back to Index)

(Back to Index)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Resource Real Estate Investors 6, L.P.

We have audited the accompanying consolidated balance sheets of Resource Real Estate Investors 6, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Investors 6, L.P. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 26, 2014

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2013	2012

ASSETS
Rental properties, at cost:
Land	$7,430	$7,430
Buildings and improvements	59,779	59,542
Personal property	2,364	2,719
Construction-in-progress	—	19
	69,573	69,710
Accumulated depreciation and amortization	(16,428)	(14,254)
	53,145	55,456

Cash	619	546
Restricted cash	1,237	1,352
Tenant receivables	17	12
Insurance receivable	—	84
Receivables from related parties	169	3
Prepaid expenses and other assets	139	204
Deferred financing costs, net	634	889
Total assets	$55,960	$58,546
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$44,954	$45,274
Accounts payable and accrued expenses	417	473
Real estate taxes payable	1,003	818
Accrued interest	200	200
Payables to related parties	2,360	1,833
Prepaid rent	60	88
Security deposits	169	182
Total liabilities	49,163	48,868
Partners’ capital	6,797	9,678
Total liabilities and partners’ capital	$55,960	$58,546

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the Years Ended December 31,
	2013	2012
Revenues:
Rental income	$9,600	$8,942

Expenses:
Rental operating	4,495	4,252
Management fees – related parties	877	845
General and administrative	466	508
Depreciation and amortization	2,817	2,816
Total expenses	8,655	8,421

Income before other expenses	945	521

Other (expenses) income:
Interest expense, net	(2,624)	(2,636)
Casualty loss	(9)	(32)
Loss on sale or disposal of fixed assets, net	(81)	(1)
Net loss	$(1,769)	$(2,148)

Weighted average number of limited partner units outstanding	3,703	3,703

Net loss per weighted average limited partner unit	$(0.48)	$(0.58)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2013
(in thousands, except units)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2012	$1	3,701,890	$12,937	$12,938
Distributions	—	—	(1,112)	(1,112)
Net loss	—	—	(2,148)	(2,148)
Balance at December 31, 2012	$1	3,701,890	$9,677	$9,678
Distributions	—	—	(1,112)	(1,112)
Net loss	—	—	(1,769)	(1,769)
Balance at December 31, 2013	$1	3,701,890	$6,796	$6,797

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,769)	$(2,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,817	2,816
Amortization of deferred financing costs	255	256
Casualty loss	9	32
Loss on sale or disposal of fixed assets	81	1
Changes in operating assets and liabilities:
Restricted cash	115	201
Tenant receivables, net	(5)	2
Receivables from related parties	(166)	1
Insurance proceeds receivable	78	(64)
Prepaid expense and other assets	65	7
Accounts payable and accrued expenses	(59)	141
Real estate tax payable	185	68
Payables to related parties	527	385
Insurance proceeds received	—	702
Accrued interest	—	(2)
Prepaid rent	(28)	47
Security deposits	(13)	17
Net cash provided by operating activities	2,092	2,462

Cash flows from investing activities:
Capital expenditures	(587)	(2,059)
Net cash used in investing activities	(587)	(2,059)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(320)	—
Distributions to limited partners	(1,112)	(1,112)
Net cash used in financing activities	(1,432)	(1,112)
Net increase (decrease) in cash	73	(709)
Cash at beginning of period	546	1,255
Cash at end of period	$619	$546

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine and Texas (the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California, Alabama and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or “GP”), is in the business of sponsoring and managing real estate investment limited partnership and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.54% limited partnership interest in the Partnership at December 31, 2013 and 2012, respectively.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
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
The Partnership also owns a 100% interest in RRE Funding II, LLC (“Funding”), which owns three non-performing subordinated notes, Acacia Park (“Acacia”), Hillwood (“Hillwood”) and Southern Cove (“Southern Cove”), with a combined face value of $2.9 million. During the year ended December 31, 2012, the loans were deemed uncollectible and charged off.
All material intercompany transactions and balances have been eliminated in consolidation.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

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
Supplemental Disclosure of Cash Flow Information
During each of the years ended December 31, 2013 and 2012, the Partnership paid approximately $2.4 million, in cash for interest.
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
The Partnership is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2010 through 2013.
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
The future minimum rental payments to be received from noncancelable operating leases total approximately $4.4 million and $17,000 for the twelve months ending December 31, 2014 and 2015, respectively, and none thereafter.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership has estimated that the future cash flows from its properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for either the years ended December 31, 2013 or 2012.
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
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $124,000 and $119,000 for the years ended December 31, 2013 and 2012, respectively.
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2013, the Partnership had $763,000 of deposits at various banks, none of which were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At December 31, 2013 and 2012, the allowance for uncollectible receivables was $2,000 and $18,000, respectively.
Redemptions
The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the amount of the initial investment less all distributions from the Partnership to the LP, and less all organization and offering expenses charged to the LP.
Reclassification
Real estate tax payable was reclassified from accounts payable and accrued expenses to real estate tax payable in the 2012 consolidated balance sheet to conform to the 2013 presentation.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 3 − RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	December 31,
	2013	2012
Real estate taxes	$918	$823
Insurance	228	177
Capital improvements	91	352
Total	$1,237	$1,352
NOTE 4 – DEFERRED FINANCING COSTS
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of December 31, 2013 and 2012 was $1.5 million and $1.2 million, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next five years ending December 31, is as follows (in thousands):

2014	$253
2015	163
2016	144
2017	61
2018	13
$634

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 5 – MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	Balance at December 31, 2013	Balance at December 31, 2012	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Memorial Towers	$7,313	$7,400	1/1/2017	5.49%	$42	(1)
Villas	10,673	10,800	1/1/2017	5.48%	$61	(1)
Coach Lantern	7,884	7,884	2/1/2015	4.92%	$33	(2)
Foxcroft	8,760	8,760	2/1/2015	4.92%	$36	(2)
Park Hill	10,324	10,430	3/1/2018	5.05%	$56	(3)
Total	$44,954	$45,274
_________________

(1)	Interest only was payable through January 1, 2013; thereafter through the maturity date, monthly payment includes principal and interest.

(2)	Interest only is payable through the maturity date. The partnership has the option to extend the maturity date for an additional one year to February 1, 2016.

(3)	Interest only was payable through March 1, 2013; thereafter through the maturity date, monthly payment includes principal and interest.

Annual principal payments on the mortgage notes payable for each of the next five years ending December 31, are as follows (in thousands):

2014	$395
2015	17,060
2016	435
2017	17,390
2018	9,674
$44,954
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

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	December 31,
	2013	2012
Receivables from related parties:
RAI and affiliates	$169	$3

Payables to related parties:
RAI and affiliates	$2,360	$1,833

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Substantially all of the receivable from related party represents escrow funds held by RAI for self-insurance. The Properties are partially self-insured with respect to property and casualty insurance. Therefore, unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse effect on the Partnership's financial condition and operating results.
During the year ended December 31, 2012, a piece of equipment at one of the five properties was sold to a different partnership with the same General Partner.  The resulting gain of $1,000 was netted against the loss on disposal of fixed assets in the consolidated statement of operations.
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at December 31, 2013 and 2012 totaled $2.1 million and $1.7 million, respectively.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s properties.  Management fees due to RCP and affiliates at December 31, 2013 and December 31, 2012 totaled $228,000 and $127,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties; these advances are repaid within a few days.  Operating expense advances due to RCP and RREMI at December 31, 2013 and December 31, 2012 totaled $77,000 and $24,000, respectively.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	Years Ended
	December 31,
	2013	2012
RCP:
Investment management fees (1)	$339	$339

RREML:
Property management fees (2)	479	447
Debt management fees (3)	59	59
	538	506
	$877	$845
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
DECEMBER 31, 2013

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
The the carrying amount and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Memorial Towers	$7,313	$7,781	$7,400	$7,880
Villas	10,673	11,353	10,800	11,496
Coach Lantern	7,884	8,034	7,884	8,066
Foxcroft	8,760	8,926	8,760	8,950
Park Hill	10,324	10,797	10,430	11,090
Total mortgage notes payable	$44,954	$46,891	$45,274	$47,482
NOTE 8 – INSURANCE CLAIM
On September 13, 2011, a fire damaged twelve units at Park Hill.  The Partnership was insured for both the fire loss and the loss of rental income.  The Partnership reduced the net carrying value of buildings and improvements for Park Hill by $399,000 and established a receivable for the expected net insurance proceeds of $975,000, net of the $25,000 deductible.  During the year ended December 31, 2011, insurance proceeds of $293,000 were received and additional non-capitalized expenses incurred in conjunction with the claim were $19,000, and an additional receivable of $20,000 for loss of rental income was recorded. During the year ended December 31, 2012, the Partnership received additional insurance proceeds of $702,000, recorded an additional receivable of $64,000 for the loss of rental income, recorded a casualty loss of $32,000 and increased the insurance receivable by $20,000 due to adjustments to previously awarded proceeds. During the year ended December 31, 2013 the Partnership reduced the receivable by $6,000, received rental loss proceeds of $78,000 and recorded a casualty loss of $9,000.
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

Our General Partner assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, the General Partner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control - Integrated Framework of 1992. Based upon this assessment, our General Partner concluded that, as of December 31, 2013, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Directors and Executive Officers of Our General Partner
The following table sets forth information with respect to the executive officers, directors and key personnel of our General Partner:

NAME	AGE	POSITION OR OFFICE
Jonathan Z. Cohen	43	Director
Alan F. Feldman	50	Director and Senior Vice President
David E. Bloom	49	Director and Senior Vice President
Kevin M. Finkel	42	President
Steven R. Saltzman	50	Vice President of Finance and Chief Financial and Accounting Officer
Darshan V. Patel	43	Chief Legal Officer and Secretary
Jonathan Z. Cohen, a Director since 2002. Mr. Cohen also has served as Chairman and a Director of Resource Real Estate Management since 2005 and as Chief Executive Officer, President and a Director of Resource Capital Corp., (NYSE: RSO), a real estate investment trust managed by Resource America, since its formation in 2005. Mr. Cohen has been President since 2003 and Chief Executive Officer since 2004 of Resource America and also has served as Chairman and a Director of Resource Financial Institutions Group, Inc., a subsidiary of Resource America, since 2005. Mr. Cohen was Executive Vice President of Resource America from 2001 to 2003, Senior Vice President from 1999 to 2001 and Chief Operating Officer from 2002 to 2004. Mr. Cohen has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, the general partner of Atlas Pipeline Partners, L.P., a publicly registered (NYSE: APL) natural gas pipeline company since its formation in 1999, Vice Chairman of Atlas Energy, Inc. (formerly Atlas America Inc.), a publicly-traded natural gas and oil exploration and production company since 2000 and Vice Chairman of Atlas Energy Resources, a natural gas and oil exploration and production company since 2006. Mr. Cohen was the Vice Chairman of RAIT Investment Trust, (now RAIT Financial Trust), or RAIT, a publicly-traded REIT (NYSE: RAS), from 2003 to 2006, and Secretary, trustee and a member of RAIT’s investment committee from 1997 to 2006. Among the reasons for his appointment as director, Mr. Cohen’s financial, business and real estate experience adds strategic vision to our General Partner’s board.
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

(Back to Index)

(Back to Index)

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
Audit Committee Financial Expert
Neither we nor our General Partner’s Board of Director has a standing audit committee; our General Partner’s entire Board of Directors acts as the audit committee. Our General Partner’s Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive for a small entity such as ours, and that it would reduce amounts otherwise distributable to our limited partners.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partner, and holders of greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2013.
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

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percent of Class
Units of limited partnership interest	Resource Capital Partners, Inc.	205,078	5.54%

Units of limited partnership interest	Jonathan Z. Cohen, Chairman of the Board	−	−
	Alan F. Feldman, Senior Vice President and Director	967	Less than 0.01%
	Kevin M. Finkel, President	−	−
	Steven R. Saltzman, Vice President - Finance	−	−
	David E. Bloom, Senior Vice President and Director	−	−
	Darshan V. Patel, Chief Legal Office and Secretary	−	−
	Michael S. Yecies, Secretary	−	−
	All directors and executive officers as a group	967	Less than 0.01%

(1)	The address for each beneficial owner is One Crescent Drive, Suite 203, Philadelphia, Pennsylvania 19112.

(2)	Beneficial ownership of directors and officers excludes amounts that may be attributable to them as a result of the units beneficially owned by Resource Capital Partners.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
We pay our General Partner and its affiliates the following fees for their services.
Property Management Fees
We pay Resource Real Estate Management, an affiliate of our General Partner, a monthly property management fee in an amount equal to 5% of our gross cash receipts from the operation of our Properties. This fee is for Resource Real Estate Management’s services in managing the Properties or obtaining and supervising subcontractor Property managers, which may be affiliates of Resource Real Estate Management or independent third-parties. Resource Real Estate Management is permitted to manage the Properties through a property management affiliate or subcontract the management of the Properties out to unaffiliated third-party subcontractors. If Resource Real Estate Management subcontracts the management of the Properties, then it will pay all management fees payable to the subcontractor managers of our Properties. For the years ended December 31, 2013 and 2012, Resource Real Estate Management earned $479,000 and $447,000, respectively, in real estate property management fees.
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

(Back to Index)

(Back to Index)

Resource Real Estate Management earned $59,000 in real estate debt management fees during each of the years ended December 31, 2013 and 2012.
Deferral of Real Estate Management Fees
We pay Resource Real Estate Management or its affiliates the real estate management fees for our Real Estate Investments from our operating revenues and our General Partner may, in its discretion, from time to time defer payment of all or any portion of such fees related to our Real Estate Investments, and accrue the same, if it deems our operating revenues are insufficient to pay such fees and still satisfy our investment objectives. We will pay any deferred fees to Resource Real Estate Management when our General Partner deems our operating revenues are sufficient to make such payment. As of December 31, 2013 and 2012, no fees had been deferred.
Investment Management Fees
We pay our General Partner or its affiliates an annual investment management fee payable from our revenues in an amount equal to 1% of the gross offering proceeds from the offering that have been, and continue to be, deployed in Real Estate Investments. The investment management fee is for our General Partner’s professional services rendered in our administration, including, but not limited to, the preparation and distribution of our required quarterly and annual reports to our limited partners. Since the annual investment management fee is for our General Partner’s professional services, it is in addition to the reimbursements we pay our General Partner for certain administrative expenses that it and its affiliates incur on our behalf as described below in “Reimbursement of Administrative Expenses and Direct Costs.” Up to 100% of our General Partner’s annual investment management fee is subordinated to our limited partners’ receipt of their Preferred Return. Our General Partner is entitled at any time to an additional share of our cash distributions to recoup any investment management fees or distributions that were previously subordinated to the extent that our cash distributions to our limited partners exceeded their Preferred Return. For the years ended December 31, 2013 and 2012, our General Partner earned $339,000 and $339,000, respectively, in investment management fees, the payment of which was deferred under the subordination clause of the Partnership Agreement.
Property Financing Fee for Refinancing a Property
We pay our General Partner or its affiliates a property financing fee equal to 0.5% of the face amount of any refinancing we obtain for our interest in the Properties. This fee is for our General Partner’s or its affiliates’ services in obtaining the financing and negotiating its terms. The property financing fee for refinancing will not be paid for Real Estate Debt Investments. There were no refinancings of the Properties during the years ended December 31, 2013 and 2012, and, accordingly, no fees were paid.
Cash Distributions to Our General Partner
Our General Partner will receive distributions from us from the following sources:

•	distributable cash from operations;

•	distributable cash from capital transactions; and

•	cash distributions to the partners upon our liquidation.
Cash distributions from our operations will be first paid to our limited partners until they have received distributions totaling their Preferred Return and, thereafter, 80% to our limited partners and 20% to our General Partner.
Cash distributions from capital transactions, which include cash we receive from the sale or refinancing of a Property or the sale or repayment in full of all outstanding principal and interest due and owing to us on a Real Estate Debt Investment, are distributed in the following order:

•	first, 100% to our limited partners until they receive distributions, including distributions of distributable cash from operations totaling their Preferred Return;

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

(Back to Index)

(Back to Index)

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

•	next, to the partners in proportion to, and to the extent of, the positive balances of their capital accounts;

•	next, 100% to our limited partners until they have received their respective Preferred Returns;

•	next, to our General Partner as reimbursement for any previous fess subordinated to distributions to our limited partners, if any; and

•	thereafter, 80% to our limited partners and 20% to our General Partner.
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
Parent Entities
See Item 1, “Business - General
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP for the period ended December 31, 2013 and 2012 for professional services rendered was $137,866 and $92,575, respectively.
Audit-Related Fees. We did not incur any audit-related fees from Grant Thornton LLP during 2013 and 2012.
Tax Fees. We did not incur any fees for tax services from Grant Thornton LLP during 2013 and 2012.
All Other Fees. We did not incur any other fees from Grant Thornton LLP during 2013 and 2012.
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

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012
Consolidated Statement of Changes in Partners’ Capital for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements - December 31, 2013

2.	Financial Statement Schedules

i.	Schedule II - Valuation and Qualifying Accounts

ii.	Schedule III Investments in Real Estate

iii.	Schedule IV - Investments in Mortgage Loans on Real Estate

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following information from the Partnership's annual report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

March 26, 2014	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Director	March 26, 2014
JONATHAN Z. COHEN

/s/ Alan F. Feldman	Director and Senior Vice President	March 26, 2014
ALAN F. FELDMAN

/s/ David E. Bloom	Director and Senior Vice President	March 26, 2014
DAVID E. BLOOM

/s/ Kevin M. Finkel	President	March 26, 2014
KEVIN M. FINKEL	(Principal Executive Officer)

/s/ Steven R. Saltzman	Vice President - Finance	March 26, 2014
STEVEN R. SALTZMAN	(Principal Financial and Accounting Officer)

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-off Against the Allowance, Net of Recoveries	Balance at End of Year
Allowance for investments in loans held for investment:
December 31, 2013	$—	$—	$—	$—

December 31, 2012	$2,603	$—	$2,603	$—

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2013
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income is computed
		Buildings and land improvements	Improvements carrying costs	Buildings and land improvements total
Real estate owned:
Residential	$7,313	9,561	$1,609	$11,170	$(2,517)	1969	12/18/2007	3 - 27.5 years
Houston, TX

Residential	10,673	13,726	1,100	14,826	(3,686)	1985	12/27/2007	3 - 27.5 years
San Antonio, TX

Residential	7,884	11,166	1,372	12,538	(3,188)	1972	1/29/2008	3 - 27.5 years
Scarborough, ME

Residential	8,760	12,335	1,328	13,663	(3,149)	1981	1/29/2008	3 - 27.5 years
Scarborough, ME

Residential	10,324	15,329	2,046	17,375	(3,888)	1984	2/29/2008	3 - 27.5 years
San Antonio, TX

	$44,954	$62,117	$7,455	$69,572	$(16,428)

	Years Ended
	December 31, 2013
	2013	2012
Balance at the beginning of the period	69,710	67,656
Additions during period:
Improvements, etc.	587	2,059
Deductions during period:
Write-downs	(725)	(5)
Balance at close of period	69,572	69,710

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE IV
Loans Held for Investment
December 31, 2013
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest

Multi-family unit, San Bernardino, CA	Fixed interest rate of 10.27%	8/11/2016		n/a	$2,000	$—	$2,000

Multi-family unit, Montgomery, AL	Fixed interest rate of 10.97%	1/18/2017		n/a	400	—	400

Multi-family unit, Las Vegas, NV	Fixed interest rate of 12.75%	5/8/2017		n/a	500	—	500

					$2,900	$—	$2,900