Form 10-Q
period 2014-03-31
Resource Real Estate Investors 6 LP
filed 2014-05-13
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$7,430	$7,430
Buildings and improvements	59,790	59,779
Personal property	2,392	2,364
	69,612	69,573
Accumulated depreciation and amortization	(17,071)	(16,428)
	52,541	53,145

Cash	560	619
Restricted cash	546	1,237
Tenant receivables	21	17
Receivables from related parties	3	169
Prepaid expenses and other assets	145	139
Deferred financing costs, net	571	634
Total assets	$54,387	$55,960
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$44,852	$44,954
Accounts payable and accrued expenses	459	417
Real estate taxes payable	281	1,003
Accrued interest	200	200
Payables to related parties	2,513	2,360
Prepaid rent	53	60
Security deposits	173	169
Total liabilities	48,531	49,163
Partners’ capital	5,856	6,797
Total liabilities and partners’ capital	$54,387	$55,960

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$2,401	$2,347

Expenses:
Rental operating	1,389	1,107
Management fees – related parties	219	216
General and administrative	153	87
Depreciation and amortization	655	721
Total expenses	2,416	2,131

(Loss) income before other expenses	(15)	216

Other (expenses) income:
Interest expense, net	(644)	(650)
Loss on sale or disposal of fixed assets, net	(3)	(27)
Net loss	$(662)	$(461)

Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	$(0.18)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2014	$1	3,701,890	$6,796	$6,797
Distributions	—	—	(279)	(279)
Net loss	—	—	(662)	(662)
Balance at March 31, 2014	$1	3,701,890	$5,855	$5,856

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(662)	$(461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	655	721
Amortization of deferred financing costs	63	64
Loss on sale or disposal of fixed assets	3	27
Changes in operating assets and liabilities:
Restricted cash	691	611
Tenant receivables, net	(4)	7
Receivables from related parties	166	(3)
Insurance proceeds receivable	—	(9)
Prepaid expense and other assets	(6)	91
Accounts payable and accrued expenses	43	(79)
Real estate tax payable	(722)	(600)
Payables to related parties	153	120
Accrued interest	—	2
Prepaid rent	(7)	(30)
Security deposits	4	(7)
Net cash provided by operating activities	377	454

Cash flows from investing activities:
Capital expenditures	(55)	(113)
Net cash used in investing activities	(55)	(113)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(102)	(43)
Distributions to limited partners	(279)	(278)
Net cash used in financing activities	(381)	(321)
Net (decrease) increase in cash	(59)	20
Cash at beginning of period	619	546
Cash at end of period	$560	$566

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine and Texas (the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California, Alabama and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.54% limited partnership interest in the Partnership at March 31, 2014 and December 31, 2013, respectively.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
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

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2014 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014.
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
MARCH 31, 2014
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
Supplemental Disclosure of Cash Flow Information
During the three months ended March 31, 2014 and 2013, the Partnership paid approximately $581,000 and $586,000 , in cash for interest, respectively
Deferred Financing Costs
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The future minimum rental payments to be received from noncancelable operating leases total approximately $4.6 million and $50,000 for the twelve months ending March 31, 2015 and 2016, respectively, and none thereafter.
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
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership has estimated that the future cash flows from its properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for either the three months ended March 31, 2014 or 2013.
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
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $17,000 and $30,000 for the three months ended March 31, 2014 and 2013, respectively.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At March 31, 2014 and December 31, 2013, the allowance for uncollectible receivables was $313 and $2,000, respectively.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as discontinued operations is required. This guidance is effective for the Partnership as of January 1, 2015, with early adoption permitted. The Partnership believes this amendment will have no impact on its financial statements.
NOTE 3 − RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	March 31,	December 31,
	2014	2013
Real estate taxes	$132	$918
Insurance	306	228
Capital improvements	108	91
Total	$546	$1,237
NOTE 4 – DEFERRED FINANCING COSTS
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of March 31, 2014 and December 31, 2013 was $1.6 million and $1.5 million, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next five years ending March 31, is as follows (in thousands):

2015	$244
2016	145
2017	128
2018	54
$571
NOTE 5 – MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	Balance at March 31, 2014	Balance at December 31, 2013	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Memorial Towers	$7,287	$7,313	1/1/2017	5.49%	$42	(1)
Villas	10,636	10,673	1/1/2017	5.48%	$61	(1)
Coach Lantern	7,884	7,884	2/1/2015	4.92%	$33	(2)
Foxcroft	8,760	8,760	2/1/2015	4.92%	$36	(2)
Park Hill	10,285	10,324	3/1/2018	5.05%	$56	(3)
Total	$44,852	$44,954
_________________

(1)	Interest only was payable through January 1, 2013; thereafter through the maturity date, monthly payment includes principal and interest.

(2)	Interest only is payable through the maturity date. The partnership has the option to extend the maturity date for an additional one year to February 1, 2016.

(3)	Interest only was payable through March 1, 2013; thereafter through the maturity date, monthly payment includes principal and interest.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Annual principal payments on the mortgage notes payable for each of the next five years ending March 31, are as follows (in thousands):

2015	$17,044
2016	418
2017	17,586
2018	9,804
$44,852
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

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Receivables from related parties:
RAI and affiliates	$3	$169

Payables to related parties:
RAI and affiliates	$2,513	$2,360
At December 31, 2013, substantially all of the receivable from related party represents escrow funds held by RAI for self-insurance. The Properties are partially self-insured with respect to property coverage. The Properties participate in an insurance pool with other properties managed by RCP. Therefore, unforeseen or catastrophic losses in excess of the pool's insured limits could have a material adverse effect on the Partnership's financial condition and operating results.
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at March 31, 2014 and December 31, 2013 totaled $2.2 million and $2.1 million, respectively.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s properties.  Management fees due to RCP and affiliates at March 31, 2014 and December 31, 2013 totaled $225,000 and $228,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties; these advances are repaid within a few days.  Operating expense advances due to RCP and RREMI at March 31, 2014 and December 31, 2013 totaled $133,000 and $77,000, respectively.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
RCP:
Investment management fees	$85	$85

RREML:
Property management fees (1)	119	116
Debt management fees (2)	15	15
	134	131
	$219	$216
_______________

(1)
RREML is entitled to receive monthly property management fees equal to 5% of the gross operating revenues from the Partnership’s 100% owned properties for managing or obtaining and supervising third party managers.

(2)
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
The carrying amount and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Memorial Towers	$7,287	$7,684	$7,313	$7,781
Villas	10,636	11,212	10,673	11,353
Coach Lantern	7,884	10,669	7,884	8,034
Foxcroft	8,760	7,991	8,760	8,926
Park Hill	10,285	8,879	10,324	10,797
Total mortgage notes payable	$44,852	$46,435	$44,954	$46,891
NOTE 8 – SUBSEQUENT EVENTS
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

Overview
We are a Delaware limited partnership that was formed on July 26, 2007 and commenced operations on October 1, 2007.  Through our wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in both Maine and Texas. Historically, we also invested through a wholly owned subsidiary in subordinated notes secured by multifamily residential rental properties located in California, Alabama and Nevada, which we refer to as our Properties.
As of March 31, 2014, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/2007	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/2007	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	1/29/2008	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	1/29/2008	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	2/29/2008	56%	288	San Antonio, Texas
Total			822
_______________

(1)	Face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Property	2014	2013	2014	2013	2014	2013
Memorial Towers	94.1%	96.4%	$1.33	$1.27	72%	63%
Villas	90.3%	94.0%	$0.93	$0.93	63%	51%
Coach Lantern	96.4%	95.9%	$1.12	$1.06	39%	35%
Foxcroft	92.2%	98.1%	$1.12	$1.17	47%	38%
Park Hill	93.2%	95.9%	$1.33	$0.94	68%	52%
_______________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(Back to Index)

(Back to Index)

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

We also own three subordinated notes, which we refer to as our Real Estate Debt Investments, through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments as of March 31, 2014, as follows (in thousands, except units and percentages):

Real Estate Debt Investment	Face Value of Note	Carrying Value of Note	Stated Interest Rate	Number of Unites	Location
Acacia Park, or Acacia	$2,000	$—	10.27%	304	San Bernardino, California
Hillwood	$400	$—	10.97%	118	Montgomery, Alabama
Southern Cover	$500	$—	12.75%	100	Las Vegas, Nevada

During the year ended December 31, 2012, the notes were deemed uncollectible and charged off.
Results of Operations
We generate our income from the net revenues we receive from our Properties.  We also may in the future, generate funds from the sale or refinancing of our Properties or the sale or repayment of our Real Estate Debt Investments.  We do not expect that we will sell Properties during the next year nor, in view of their defaulted status, do we expect any repayments from, or to be able to sell, our Real Estate Debt Investments.  Should economic conditions in the areas in which our Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit or eliminate our ability to make distributions to our limited partners.
Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.
     The amount of rental revenues from our Properties depends upon their occupancy rates, rental rates, and concessions granted.  We seek to maximize our rental revenue through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an overall decrease in the average occupancy rate during the three months ended March 31, 2014 of approximately 2.9% with an average occupancy rate of 93.2% as compared to an average occupancy rate of 96.1% during the same period in 2013.  The average effective rent per square foot remained constant across the Properties during the three months ended March 31, 2014 compared to the same period in 2013 for the same properties. The net impact of the lower average occupancy rate offset by the higher average effective rent per square foot during the quarter ending March 31, 2014 was to increase rental revenues for the quarter. One of our Properties, Foxcroft, was impacted by the severe winter and, therefore, we could not increase rents as planned.
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
Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we have the ability to spend approximately $2.4 million in the next three years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, increase rental rates.

(Back to Index)

(Back to Index)

We are planning improvements to the Properties for the next three years based on the assumption that the General Partner will exercise its right to extend the term of the partnership for the two one-year extensions. At this time, we expect that the General Partner will, in fact, do so in order to maximize the return to our investors.
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
Revenues:
Rental income	$2,401	$2,347	$54	2%

Expenses:
Rental operating	1,389	1,107	282	25%
Management fees – related parties	219	216	3	1%
General and administrative	153	87	66	76%
Depreciation and amortization	655	721	(66)	(9)%
Total expenses	2,416	2,131	285	13%
(Loss) income before other expenses	(15)	216	(231)	(107)%

Other income (expense):
Interest expense, net	(644)	(650)	(6)	1%
Loss on disposal of fixed assets, net	(3)	(27)	(24)	89%
Net loss	$(662)	$(461)	$(201)	44%

Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	$(0.18)	$(0.12)
Revenues
Revenues increased by 2% while, occupancy rates have varied within our expected range.
Expenses
We attribute the $285,000 increase in expenses across all Properties principally to:

•	a $282,000 increase in rental operating expenses principally reflecting the following:

–	a $108,000 increase in insurance expense as a result of losses in the portfolio covered by RCP's self-insurance pool;

–	a $66,000 increase in real estate tax expense due to increased tax rates; and

–	a $33,000 increase in carpet and vinyl expense as a result of our capital improvements program; and

•	a $66,000 increase in general and administrative expenses due primarily to an increase in professional fees.
Other income (expense)
The $30,000 decrease in other income (expense) is primarily due to a $24,000 decrease in loss on disposal of fixed assets due to the write-off, in the first quarter of 2013, of carpeting and flooring whose actual life was less than the originally estimated economic life. We did not have a similar write-off in the first quarter of 2014.

(Back to Index)

Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Provided by operating activities (1)	$377	$454
Used in investing activities	(55)	(113)
Used in financing activities	(381)	(321)
Net (decrease) increase in cash	$(59)	$20
_______________

(1)	Including changes in operating assets and liabilities.
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
Under our capital improvements program, we have the ability to spend approximately $2.4 million in the next three years for property improvements intended to increase the Properties’ appeal to tenants and to the extent possible, increase the value of the Properties.  As we implement planned improvements to our Properties, we seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.
The following table sets forth the capital expenditures incurred during the three months ended March 31, 2014 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$4	$284
Villas	15	705
Coach Lantern	18	343
Foxcroft	5	309
Park Hill	13	731
Total	$55	$2,372
Funding for future discretionary capital expenditures over the remaining life of the Partnership will come from future operating cash flows.  We have planned a series of major capital projects for our Properties, such as repairs and renovations to the HVAC systems, parking improvements, and foundation work.  We review future expenditures periodically and adjust them based on both operating results, local market conditions and our expected return on the investment of capital.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions. Any excess cash flow not used for future discretionary capital expenditures would be distributed to our investors.
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

(Back to Index)

During the three months ended March 31, 2014, we began to make principal payments with respect to three of the mortgage loans on the Properties. The aggregate debt service requirement for all our mortgage loans over the next 12 months is $19.4 million. This includes $16.7 million from two of the interest only mortgage loans maturing in early 2015 and principal payments of $400,000 on the other three mortgage loans.
 Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  See Item 1, "Redemption of Units." As of March 31, 2014, we have redeemed 11,602 units at an aggregate redemption price of $88,784. During the quarters ended March 31, 2014 and 2013, we did not receive any redemption requests.
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
For a discussion on our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
As of March 31, 2014 and December 31, 2013, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.
Recent Accounting Standards
Accounting Standards Issued But Not Yet Effective
In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as discontinued operations is required. This guidance is effective for us as of January 1, 2015, with early adoption permitted. We believe this amendment will have no impact on our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our first quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101.1
The following information from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

May 13, 2014	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

May 13, 2014	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President - Finance
(Principal Financial and Accounting Officer)