Form 10-Q
period 2014-06-30
Resource Real Estate Investors 6 LP
filed 2014-08-11
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$7,430	$7,430
Buildings and improvements	59,832	59,779
Personal property	2,409	2,364
	69,671	69,573
Accumulated depreciation and amortization	(17,682)	(16,428)
	51,989	53,145

Cash	559	619
Restricted cash	706	1,237
Tenant receivables	22	17
Receivables from related parties	161	169
Prepaid expenses and other assets	204	139
Deferred financing costs, net	507	634
Total assets	$54,148	$55,960
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$44,757	$44,954
Accounts payable and accrued expenses	464	417
Real estate taxes payable	529	1,003
Accrued interest	195	200
Payables to related parties	2,759	2,360
Prepaid rent	63	60
Security deposits	181	169
Total liabilities	48,948	49,163
Partners’ capital	5,200	6,797
Total liabilities and partners’ capital	$54,148	$55,960

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$2,445	$2,429	$4,846	$4,776

Expenses:
Rental operating	1,169	957	2,559	2,064
Management fees – related parties	209	220	427	437
General and administrative	146	158	299	244
Depreciation and amortization	643	711	1,299	1,432
Total expenses	2,167	2,046	4,584	4,177

Income before other expenses	278	383	262	599

Other (expenses) income:
Interest expense, net	(651)	(657)	(1,295)	(1,307)
Casualty loss	—	(3)	—	(3)
Loss on sale or disposal of fixed assets	(5)	(13)	(7)	(40)
Net loss	$(378)	$(290)	$(1,040)	$(751)

Weighted average number of limited partner units outstanding	3,702	3,702	3,702	3,702

Net loss per weighted average limited partner unit	$(0.10)	$(0.08)	$(0.28)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2014	$1	3,701,890	$6,796	$6,797
Distributions	—	—	(557)	(557)
Net loss	—	—	(1,040)	(1,040)
Balance at June 30, 2014	$1	3,701,890	$5,199	$5,200

The accompanying notes are an integral part of this consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,

	2014	2013
Cash flows from operating activities:
Net loss	$(1,040)	$(751)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,299	1,432
Amortization of deferred financing costs	127	128
Casualty loss	—	3
Loss on sale or disposal of fixed assets	7	40
Changes in operating assets and liabilities:
Restricted cash	531	569
Tenant receivables, net	(5)	(18)
Accounts receivable other	—	(55)
Receivables from related parties	8	(174)
Insurance proceeds receivable	—	78
Prepaid expense and other assets	(65)	9
Accounts payable and accrued expenses	47	(118)
Real estate tax payable	(474)	(382)
Payables to related parties	399	193
Accrued interest	(5)	(4)
Prepaid rent	3	(21)
Security deposits	12	(8)
Net cash provided by operating activities	844	921

Cash flows from investing activities:
Capital expenditures	(150)	(258)
Net cash used in investing activities	(150)	(258)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(197)	(133)
Distributions to limited partners	(557)	(556)
Net cash used in financing activities	(754)	(689)
Net decrease in cash	(60)	(26)
Cash at beginning of period	619	546
Cash at end of period	$559	$520

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine and Texas (the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California, Alabama and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.54% limited partnership interest in the Partnership at June 30, 2014 and December 31, 2013, respectively.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
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

The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2014 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014.
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
JUNE 30, 2014
(unaudited)

Subsidiaries	Number of Units	Location
RRE Memorial Towers Holdings, LLC (“Memorial Towers”)	112	Houston, Texas
RRE Villas Holdings, LLC (“Villas”)	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC (“Coach Lantern”)	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC (“Foxcroft”)	104	Scarborough, Maine
RRE Park Hill Holdings, LLC (“Park Hill”)	288	San Antonio, Texas
Total	822
The Partnership also owns a 100% interest in RRE Funding II, LLC (“Funding”), which owns two non-performing subordinated notes, Acacia Park (“Acacia”), and Southern Cove (“Southern Cove”), with a combined face value of $2.5 million. During the year ended December 31, 2012, the loans were deemed uncollectible and charged off.
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
Supplemental Disclosure of Cash Flow Information
During the six months ended June 30, 2014 and 2013, the Partnership paid $1,174,000 and $1,184,000 in cash for interest, respectively.
Deferred Financing Costs
Costs incurred to obtain financing have been capitalized and are being amortized over the term of the related debt using the effective yield method.
Income Taxes
Income taxes or credits resulting from earnings or losses are payable by, or accrue, to the benefit of the partners; accordingly, no provision has been made for income taxes in these consolidated financial statements.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The future minimum rental payments to be received from noncancelable operating leases total approximately $5.0 million and $87,000 for the twelve months ending June 30, 2015 and 2016, respectively, and none thereafter.
Loans Held for Investment, Net
The Partnership recognizes any revenue from the loans it holds for investment as interest income using the effective yield method.
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
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership has estimated that the future cash flows from its properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for either the six months ended June 30, 2014 or 2013.
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
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $29,000 and $46,000 for the three and six months ending June 30, 2014 and $27,000 and $57,000 for the three and six months ended June 30, 2013, respectively.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At June 30, 2014 and December 31, 2013, the allowance for uncollectible receivables was $1,000 and $2,000, respectively.
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
JUNE 30, 2014
(unaudited)

Recent Accounting Standards
Accounting Standards Issued But Not Yet Effective
In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as discontinued operations is required. This guidance is effective for the Partnership as of January 1, 2015, with early adoption permitted. The Partnership believes this amendment will have no impact on its financial statements.
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Partnership beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Partnership is in the process of determining the method of adoption and assessing the impact of this ASU on the Partnership’s consolidated financial position, results of operations or cash flows.
NOTE 3 – RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	June 30,	December 31,
	2014	2013
Real estate taxes	$481	$918
Insurance	95	228
Capital improvements	130	91
Total	$706	$1,237
NOTE 4 – DEFERRED FINANCING COSTS
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of June 30, 2014 and December 31, 2013 was $1.6 million and $1.5 million, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next four years ending June 30, is as follows (in thousands):

2015	$217
2016	144
2017	106
2018	40
$507

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

NOTE 5 – MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	Balance at June 30, 2014	Balance at December 31, 2013	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Memorial Towers	$7,264	$7,313	1/1/2017	5.49%	$42	(1)
Villas	10,601	10,673	1/1/2017	5.48%	$61	(1)
Coach Lantern	7,884	7,884	2/1/2015	4.92%	$33	(2)
Foxcroft	8,760	8,760	2/1/2015	4.92%	$36	(2)
Park Hill	10,248	10,324	3/1/2018	5.05%	$56	(3)
Total	$44,757	$44,954
_________________

(1)	Interest only was payable through January 1, 2013; thereafter through the maturity date, monthly payment includes principal and interest.

(2)	Interest only is payable through the maturity date. The partnership has the option to extend the maturity date for an additional one year to February 1, 2016.

(3)	Interest only was payable through March 1, 2013; thereafter through the maturity date, monthly payment includes principal and interest.

Annual principal payments on the mortgage notes payable for each of the next four years ending June 30, are as follows (in thousands):

2015	$17,049
2016	424
2017	17,522
2018	9,762
$44,757
The mortgage notes payable are with recourse only to the Properties securing them subject to certain limited standard exceptions, as defined in the mortgage notes, which the GP has guaranteed with respect to each property.  These exceptions are referred to as “carveouts”.  In general, carveouts relate to damages suffered by the lender for a subsidiary’s failure to pay rents, insurance or condemnation proceeds to the lender, to pay water, sewer and other public assessments or charges, to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the GP to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the subsidiary voluntarily files for bankruptcy or seeks reorganization, or if a related party of the subsidiary does so with respect to the subsidiary.

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Receivables from related parties:
RAI and affiliates	$161	$169

Payables to related parties:
RAI and affiliates	$2,759	$2,360

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Substantially all of the receivables from related party represents escrow funds held by RAI for self-insurance. The Properties are partially self-insured with respect to property coverage. The Properties participate in an insurance pool with other properties managed by RCP. Therefore, unforeseen or catastrophic losses in excess of the pool's insured limits could have a material adverse effect on the Partnership's financial condition and operating results.
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at June 30, 2014 and December 31, 2013 totaled $2.2 million and $2.1 million, respectively.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s properties.  Management fees due to RCP and affiliates at June 30, 2014 and December 31, 2013 totaled $315,000 and $228,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  Operating expense advances due to RCP and RREMI at June 30, 2014 and December 31, 2013 totaled $203,000 and $77,000, respectively.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
RCP:
Investment management fees	$85	$85	$170	$170

RREML:
Property management fees (1)	122	120	241	237
Debt management fees (2)	2	15	16	30
	124	135	257	267
	$209	$220	$427	$437
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

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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
JUNE 30, 2014
(unaudited)

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
The carrying amount and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Memorial Towers	$7,264	$7,619	$7,313	$7,781
Villas	10,601	11,116	10,673	11,353
Coach Lantern	7,884	7,960	7,884	8,034
Foxcroft	8,760	8,844	8,760	8,926
Park Hill	10,248	10,630	10,324	10,797
Total mortgage notes payable	$44,757	$46,169	$44,954	$46,891
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

Overview
We are a Delaware limited partnership that was formed on July 26, 2007 and commenced operations on October 1, 2007.  Through our wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in both Maine and Texas, which we refer to as our properties. Historically, we also invested through a wholly owned subsidiary in subordinated notes secured by multifamily residential rental properties located in California, Alabama and Nevada.
As of June 30, 2014, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/2007	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/2007	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	1/29/2008	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	1/29/2008	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	2/29/2008	56%	288	San Antonio, Texas
Total			822
_______________

(1)	Face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Property	2014	2013	2014	2013	2014	2013
Memorial Towers	93.2%	97.9%	$1.33	$1.32	65%	61%
Villas	89.4%	94.2%	$0.89	$0.95	69%	50%
Coach Lantern	97.2%	98.1%	$1.15	$1.10	31%	25%
Foxcroft	97.5%	98.7%	$1.22	$1.19	35%	33%
Park Hill	92.5%	95.4%	$0.94	$0.95	62%	49%

(Back to Index)

(Back to Index)

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Property	2014	2013	2014	2013	2014	2013
Memorial Towers	93.5%	96.9%	$1.33	$1.30	68%	62%
Villas	89.6%	94.1%	$0.91	$0.94	66%	50%
Coach Lantern	96.6%	96.9%	$1.13	$1.08	35%	30%
Foxcroft	94.8%	98.1%	$1.17	$1.18	41%	35%
Park Hill	92.8%	95.8%	$0.93	$0.95	65%	51%
_______________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

We also own two subordinated notes, which we refer to as our Real Estate Debt Investments, through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments as of June 30, 2014, as follows (in thousands, except units and percentages):

Real Estate Debt Investment	Face Value of Note	Carrying Value of Note	Stated Interest Rate	Number of Unites	Location
Acacia Park, or Acacia	$2,000	$—	10.27%	304	San Bernardino, California
Southern Cove	$500	$—	12.75%	100	Las Vegas, Nevada
During the year ended December 31, 2012, the notes were deemed uncollectible and charged off.
Results of Operations
We generate our income from the net revenues we receive from our Properties.  We also may in the future, generate funds from the sale or refinancing of our Properties or the sale or repayment of our remaining Real Estate Debt Investments.  We do not expect that we will sell Properties during the next year nor, in view of their defaulted status, do we expect any repayments from, or to be able to sell, our Real Estate Debt Investments.  Should economic conditions in the areas in which our Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit or eliminate our ability to make distributions to our limited partners.
Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.
     The amount of rental revenues from our Properties depends upon their occupancy rates, rental rates, and concessions granted.  We seek to maximize our rental revenue through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an overall decrease in the average occupancy rate during the six months ended June 30, 2014 of approximately 2.9% with an average occupancy rate of 94.0% as compared to an average occupancy rate of 96.4% during the same period in 2013.  The average effective rent per square foot remained constant across the Properties during the six months ended June 30, 2014 compared to the same period in 2013 for the same properties. The net impact of the lower average occupancy rate offset by the higher average effective rent per square foot during the quarter ending June 30, 2014 was to increase rental

(Back to Index)

(Back to Index)

revenues for the quarter. Two of our Properties, Villas and Memorial experienced a decrease in occupancy larger than our normal expected range. The occupancy rate at Memorial is lower due to the increased supply in the submarket. The Villas lower occupancy was caused by a slight slow down in unit turn over.
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
Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we have the ability to spend approximately $2.3 million in the next three years for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, increase rental rates.
We are planning improvements to the Properties for the next three years based on the assumption that the General Partner will exercise its right to extend the term of the partnership for the two one-year extensions. At this time, we expect that the General Partner will, in fact, do so in order to maximize the return to our investors.
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Revenues:
Rental income	$2,445	$2,429	$16	1%

Expenses:
Rental operating	1,169	957	212	22%
Management fees – related parties	209	220	(11)	(5)%
General and administrative	146	158	(12)	(8)%
Depreciation and amortization	643	711	(68)	(10)%
Total expenses	2,167	2,046	121	6%
Income before other expenses	278	383	(105)	(27)%

Other income (expense):
Interest expense, net	(651)	(657)	(6)	(1)%
Casualty loss	—	(3)	(3)	(100)%
Loss on disposal of fixed assets, net	(5)	(13)	(8)	(62)%
Net loss	$(378)	$(290)	$(88)	(30)%

Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	$(0.10)	$(0.08)
Revenues
Revenues increased by 1% while, occupancy rates have varied within our expected range.
Expenses
We attribute the $121,000 increase in expenses across all Properties principally to:

•	a $212,000 increase in rental operating expenses principally reflecting the following:

–	a $11,000 increase in insurance expense as a result of losses in the properties covered by self-insurance;

–	a $93,000 increase in insurance expense as a result of refunds received during 2013 from self-insurance that did not recur in 2014;

(Back to Index)

(Back to Index)

–	a $39,000 increase in operating utilities among the properties;

–	a $35,000 increase in real estate tax expense due to increased tax rates;

–	a $120,000 increase in general unit improvements as a result of our maintenance program;
partially offset by:

•	a $68,000 decrease in depreciation and amortization due to the new capitalization policy and the disposal of carpet and flooring.

•	a $12,000 decrease in general and administrative expenses due primarily to an decrease in professional fees.
Other income (expense)
Other income (expense) primarily reflects a $8,000 loss related to the disposal of carpeting and flooring in 2013. We did not have a similar write-off in the first quarter of 2014.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Revenues:
Rental income	$4,846	$4,776	$70	1%

Expenses:
Rental operating	2,559	2,064	495	24%
Management fees – related parties	427	437	(10)	(2)%
General and administrative	299	244	55	23%
Depreciation and amortization	1,299	1,432	(133)	(9)%
Total expenses	4,584	4,177	407	10%
Income before other expenses	262	599	(337)	(56)%

Other income (expense):
Interest expense, net	(1,295)	(1,307)	(12)	(1)%
Casualty loss	—	(3)	(3)	(100)%
Loss on disposal of fixed assets, net	(7)	(40)	(33)	(83)%
Net loss	$(1,040)	$(751)	$(289)	(38)%

Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	$(0.28)	$(0.20)
Revenues
Revenues increased by 1% while, occupancy rates have varied within our expected range.
Expenses
We attribute the $407,000 increase in expenses across all Properties principally to:

•	a $495,000 increase in rental operating expenses principally reflecting the following:

–	a $120,000 increase in insurance expense as a result of losses in the portfolio covered by self-insurance;

–	a $106,000 increase in insurance expense as a result of refunds received during 2013 from our self-insurance pool;

–	a $102,000 increase in real estate tax expense due to increased tax rates; and

–	a $79,000 increase in operating utilities;

•	a $55,000 increase in general and administrative expenses due primarily to an increase in professional fees and;
partially offset by:

(Back to Index)

(Back to Index)

•	a $133,000 decrease in depreciation and amortization due to our new capitalization policy and the disposal of carpet and flooring in 2013.
Other income (expense)
The $48,000 decrease in other income (expense) is primarily due to a $33,000 decrease in loss on disposal of fixed assets due to the write-off, in the first quarter of 2013, of carpeting and flooring whose actual life was less than the originally estimated economic life. We did not have a similar write-off in the first quarter of 2014.
Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Provided by operating activities (1)	$844	$921
Used in investing activities	(150)	(258)
Used in financing activities	(754)	(689)
Net decrease in cash	$(60)	$(26)
_______________

(1)	Including changes in operating assets and liabilities.
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
Under our capital improvements program, we have the ability to spend approximately $2.3 million in the next three years for property improvements intended to increase the Properties’ appeal to tenants and to the extent possible, increase the value of the Properties.  As we implement planned improvements to our Properties, we seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.
The following table sets forth the capital expenditures incurred during the six months ended June 30, 2014 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$24	$273
Villas	29	682
Coach Lantern	33	324
Foxcroft	41	273
Park Hill	23	715
Total	$150	$2,267
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
During the six months ended June 30, 2014, we began to make principal payments with respect to three of the mortgage loans on the Properties. The aggregate debt service requirement for all our mortgage loans over the next 12 months is $19.2 million. This includes $16.7 million from two of the interest only mortgage loans maturing in early 2015 and principal payments of $355,000 on the other three mortgage loans.
 Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  As of June 30, 2014 and 2013 we have redeemed 11,602 units at an aggregate redemption price of $88,784.
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
Off-Balance Sheet Arrangements
As of June 30, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.
Recent Accounting Standards
Accounting Standards Issued But Not Yet Effective
In April 2014, the Financial Accounting Standards Board, or FASB, issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as discontinued operations is required. This guidance is effective for us as of January 1, 2015, with early adoption permitted. We believe this amendment will have no impact on our financial statements.
In May 2014, the FASB issued Accounting Standards Update, or ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the us beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101.1
The following information from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

August 11, 2014	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

August 11, 2014	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President - Finance
(Principal Financial and Accounting Officer)