Form 10-Q
period 2014-09-30
Resource Real Estate Investors 6 LP
filed 2014-11-12
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$7,430	$7,430
Buildings and improvements	59,847	59,779
Personal property	2,386	2,364
	69,663	69,573
Accumulated depreciation and amortization	(18,232)	(16,428)
	51,431	53,145

Cash	567	619
Restricted cash	1,158	1,237
Tenant receivables	9	17
Accounts receivable other	2	—
Receivables from related parties	125	169
Prepaid expenses and other assets	188	139
Deferred financing costs, net	444	634
Total assets	$53,924	$55,960
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$44,661	$44,954
Accounts payable and accrued expenses	492	417
Real estate taxes payable	850	1,003
Accrued interest	195	200
Payables to related parties	2,969	2,360
Prepaid rent	72	60
Security deposits	179	169
Total liabilities	49,418	49,163
Partners’ capital	4,506	6,797
Total liabilities and partners’ capital	$53,924	$55,960

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$2,504	$2,423	$7,350	$7,199

Expenses:
Rental operating	1,306	1,285	3,865	3,349
Management fees – related parties	222	221	649	657
General and administrative	97	117	396	362
Depreciation and amortization	626	702	1,925	2,134
Total expenses	2,251	2,325	6,835	6,502

Income before other (expense) income	253	98	515	697

Other (expense) income:
Interest expense, net	(654)	(659)	(1,949)	(1,965)
Casualty loss	—	(6)	—	(9)
(Loss) gain on sale or disposal of fixed assets	(13)	21	(20)	(19)
Net loss	$(414)	$(546)	$(1,454)	$(1,296)

Weighted average number of limited partner units outstanding	3,702	3,702	3,702	3,702

Net loss per weighted average limited partner unit	$(0.11)	$(0.15)	$(0.39)	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2014	$1	3,701,890	$6,796	$6,797
Distributions	—	—	(837)	(837)
Net loss	—	—	(1,454)	(1,454)
Balance at September 30, 2014	$1	3,701,890	$4,505	$4,506

The accompanying notes are an integral part of this consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,

	2014	2013
Cash flows from operating activities:
Net loss	$(1,454)	$(1,296)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,925	2,134
Amortization of deferred financing costs	190	192
Casualty loss	—	9
Loss on sale or disposal of fixed assets	20	19
Changes in operating assets and liabilities:
Restricted cash	79	326
Tenant receivables, net	8	(2)
Accounts receivable other	(2)	(7)
Receivables from related parties	44	(168)
Insurance proceeds receivable	—	79
Prepaid expense and other assets	(49)	(32)
Accounts payable and accrued expenses	75	67
Real estate tax payable	(153)	(80)
Payables to related parties	609	338
Accrued interest	(5)	(6)
Prepaid rent	12	(28)
Security deposits	10	(19)
Net cash provided by operating activities	1,309	1,526

Cash flows from investing activities:
Capital expenditures	(231)	(491)
Net cash used in investing activities	(231)	(491)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(293)	(224)
Distributions to limited partners	(837)	(835)
Net cash used in financing activities	(1,130)	(1,059)
Net decrease in cash	(52)	(24)
Cash at beginning of period	619	546
Cash at end of period	$567	$522

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)
NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine and Texas (the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.54% limited partnership interest in the Partnership at both September 30, 2014 and December 31, 2013.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
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
Distributable cash from capital transactions, as determined by the GP, is first allocated 100% to the LPs until the LPs have received their Preferred Return; second, 100% to the LPs until their Adjusted Capital Contributions (as defined in the Agreement) have been reduced to zero; and thereafter, 80% to the LPs and 20% to the GP.

The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2014 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
SEPTEMBER 30, 2014
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Partnership estimates the allowance for uncollectible receivables and loan losses and adjusts the balance quarterly.  The Partnership also estimates the liability for real estate taxes on the Texas properties and adjusts the balance quarterly. Actual results could differ from those estimates.
Supplemental Disclosure of Cash Flow Information
During each of the nine months ended September 30, 2014 and 2013, the Partnership paid $1.8 million in cash for interest.
Deferred Financing Costs
Costs incurred to obtain financing have been capitalized and are being amortized over the term of the related debt using the effective yield method.
Income Taxes
Income taxes or credits resulting from earnings or losses are payable by or accrue to the benefit of, the partners; accordingly, no provision has been made for income taxes in these consolidated financial statements.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The future minimum rental payments to be received from noncancelable operating leases total approximately $5.1 million and $36,000 for the twelve months ending September 30, 2015 and 2016, respectively, and none thereafter.
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
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership has estimated that the future cash flows from its properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for either the nine months ended September 30, 2014 or 2013.
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
                During the current year, the Partnership modified the capitalization policy by increasing the capitalization thresholds.
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $32,000 and $78,000 for the three and nine months ending September 30, 2014 and $31,000 and $88,000 for the three and nine months ended September 30, 2013, respectively.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At September 30, 2014 and December 31, 2013, the allowance for uncollectible receivables was $0 and $2,000, respectively.
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
SEPTEMBER 30, 2014
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
NOTE 3 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	September 30, 2014	December 31, 2013
Real estate taxes	$893	$918
Insurance	151	228
Capital improvements	114	91
Total	$1,158	$1,237
NOTE 4 - DEFERRED FINANCING COSTS
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of September 30, 2014 and December 31, 2013 was $1.7 million and $1.5 million, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next four years ending September 30, is as follows (in thousands):

2015	$190
2016	144
2017	83
2018	27
$444

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

NOTE 5 - MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	Balance at September 30, 2014	Balance at December 31, 2013	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Memorial Towers	$7,240	$7,313	1/1/2017	5.49%	$42	(1)
Villas	10,565	10,673	1/1/2017	5.48%	$61	(1)
Coach Lantern	7,884	7,884	2/1/2015	4.92%	$33	(2)
Foxcroft	8,760	8,760	2/1/2015	4.92%	$36	(2)
Park Hill	10,212	10,324	3/1/2018	5.05%	$56	(3)
Total	$44,661	$44,954
_________________

(1)	Interest only was payable through January 1, 2013; thereafter through the maturity date, monthly payment includes principal and interest.

(2)	Interest only is payable through the maturity date. The partnership plans to exercise the option to extend the maturity date for an additional one year to February 1, 2016, but has not yet done so.

(3)	Interest only was payable through March 1, 2013; thereafter through the maturity date, monthly payment includes principal and interest.

Annual principal payments on the mortgage notes payable for each of the next four years ending September 30, are as follows (in thousands):

2015	$17,055
2016	430
2017	17,458
2018	9,718
$44,661
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

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Receivables from related parties:
RAI and affiliates	$125	$169

Payables to related parties:
RAI and affiliates	$2,969	$2,360

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Substantially all of the receivables from related party represent escrow funds held by RAI for self-insurance. The Properties are partially self-insured with respect to property coverage. The Properties participate in an insurance pool with other properties managed by RCP. Therefore, unforeseen or catastrophic losses in excess of the pool's insured limits could have a material adverse effect on the Partnership's financial condition and operating results.
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  The amount of unpaid subordinate investment management fees at September 30, 2014 and December 31, 2013 totaled $2.3 million and $2.1 million, respectively.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s properties.  Management fees due to RCP and affiliates at September 30, 2014 and December 31, 2013 totaled $396,000 and $228,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  Operating expense advances due to RCP and RREMI at September 30, 2014 and December 31, 2013 totaled $235,000 and $77,000, respectively.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
RCP:
Investment management fees	$84	$84	$254	$254

RREML:
Property management fees (1)	125	123	366	359
Debt management fees (2)	13	14	29	44
	138	137	395	403
	$222	$221	$649	$657
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

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS
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
SEPTEMBER 30, 2014
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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
The estimated fair value measurements of the mortgage note payables are classified within level 3 of the fair value hierarchy.
The carrying amount and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Memorial Towers	$7,240	$7,570	$7,313	$7,781
Villas	10,565	11,046	10,673	11,353
Coach Lantern	7,884	7,933	7,884	8,034
Foxcroft	8,760	8,815	8,760	8,926
Park Hill	10,212	10,741	10,324	10,797
Total mortgage notes payable	$44,661	$46,105	$44,954	$46,891
NOTE 8 - SUBSEQUENT EVENTS
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

Overview
We are a Delaware limited partnership that was formed on July 26, 2007 and commenced operations on October 1, 2007.  Through our wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in both Maine and Texas, which we refer to as our properties. Historically, we also invested through a wholly owned subsidiary in subordinated notes secured by multifamily residential rental properties located in California and Nevada.
As of September 30, 2014, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/2007	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/2007	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	1/29/2008	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	1/29/2008	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	2/29/2008	56%	288	San Antonio, Texas
Total			822
_______________

(1)	Face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Property	2014	2013	2014	2013	2014	2013
Memorial Towers	96.4%	94.3%	$1.38	$1.32	62.4%	69.7%
Villas	87.6%	90.9%	$0.91	$0.94	63.3%	55.6%
Coach Lantern	98.0%	91.5%	$1.18	$1.10	35.8%	32.4%
Foxcroft	98.1%	95.2%	$1.28	$1.19	39.9%	37.6%
Park Hill	94.2%	93.0%	$0.96	$0.96	62.3%	70.1%

(Back to Index)

(Back to Index)

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Property	2014	2013	2014	2013	2014	2013
Memorial Towers	96.2%	95.6%	$1.35	$1.31	66.2%	64.7%
Villas	93.0%	91.6%	$0.91	$0.94	65.1%	52.1%
Coach Lantern	95.2%	94.6%	$1.15	$1.09	35.2%	30.7%
Foxcroft	97.3%	95.8%	$1.20	$1.18	40.5%	36.0%
Park Hill	94.8%	94.5%	$0.94	$0.95	63.8%	57.2%
_______________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

We also own two subordinated notes, which we refer to as our Real Estate Debt Investments, through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments, which were as of September 30, 2014, as follows (in thousands, except units and percentages):

Real Estate Debt Investment	Face Value of Note	Carrying Value of Note	Stated Interest Rate	Number of Units	Location
Acacia Park	$2,000	$—	10.27%	304	San Bernardino, California
Southern Cove	$500	$—	12.75%	100	Las Vegas, Nevada
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
     The amount of rental revenues from our Properties depends upon their occupancy rates, rental rates, and concessions granted.  We seek to maximize our rental revenue through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an increase in the average occupancy rate during the nine months ended September 30, 2014 of approximately 0.9% with an average occupancy rate of 95.3% as compared to an average occupancy rate of 94.4% during the same period in 2013.  The average revenue per month increased approximately $6,000 across the Properties during the nine months ended September 30, 2014 compared to the same period in 2013 for the same properties. The average revenue per month increased approximately $19,000 during the quarter ending September 30, 2014 which resulted in an increase of rental revenues for the quarter compared to the same period in 2013 for the same properties.

(Back to Index)

(Back to Index)

We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
Our existing financing is at fixed rates of interest and, accordingly, our interest cost has remained stable during the period of our ownership of the Properties.  Because our existing financing extends through periods ranging from 2015 to 2018 with available extensions, we expect that our financing costs will remain stable during substantially all of our expected term.
Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we review future possible expenditures periodically and adjust them based on both operating results and local market conditions. If market conditions improve and there is an acceptable return on the additional expenditures, we will consider property improvements of approximately $2.2 million in the next three years intended to increase the Properties’ appeal to tenants and to the extent possible, increase the value of the Properties. As we implement planned improvements to our Properties, we seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.
We are planning improvements to the Properties for the next three years based on the assumption that the General Partner will exercise its right to extend the term of the partnership for the two one-year extensions. At this time, we expect that the General Partner will, in fact, do so in order to maximize the return to our investors.
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Revenues:
Rental income	$2,504	$2,423	$81	3%

Expenses:
Rental operating	1,306	1,285	21	2%
Management fees – related parties	222	221	1	—%
General and administrative	97	117	(20)	(17)%
Depreciation and amortization	626	702	(76)	(11)%
Total expenses	2,251	2,325	(74)	(3)%
Income before other expenses	253	98	155	158%

Other income (expense):
Interest expense, net	(654)	(659)	(5)	(1)%
Casualty loss	—	(6)	(6)	(100)%
(Loss) gain on disposal of fixed assets, net	(13)	21	34	162%
Net loss	$(414)	$(546)	$132	24%

Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	$(0.11)	$(0.15)
Revenues
Revenues increased slightly due to stable occupancy rates and increased average effective rent.
Expenses
We attribute the $74,000 decrease in expenses across all Properties principally to:

•	a $76,000 decrease in depreciation and amortization due the disposal of carpet, flooring and appliances and an increase in the capitalization thresholds.

•	a $20,000 decrease in general and administrative expenses due primarily to a decrease in professional fees.
partially offset by:

(Back to Index)

(Back to Index)

•
a $21,000 increase in rental operating expenses due to a combination of a $40,000 increase in insurance expenses as a result of losses covered by our self-insurance pool, a $37,000 increase in operating expenses mainly related to an increase in water, sewer and bad debt expenses at Villas, offset by a $56,000 decrease in real estate taxes.

Other income (expense)
Other income (expense) primarily reflects a $13,000 loss related to the disposal of carpeting, flooring and appliances during the quarter ended September 30, 2014 as compared to a $21,000 gain on assets disposed during the same period 2013.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Revenues:
Rental income	$7,350	$7,199	$151	2%

Expenses:
Rental operating	3,865	3,349	516	15%
Management fees – related parties	649	657	(8)	(1)%
General and administrative	396	362	34	9%
Depreciation and amortization	1,925	2,134	(209)	(10)%
Total expenses	6,835	6,502	333	5%
Income before other expenses	515	697	(182)	(26)%

Other income (expense):
Interest expense, net	(1,949)	(1,965)	(16)	(1)%
Casualty loss	—	(9)	(9)	(100)%
Loss on disposal of fixed assets, net	(20)	(19)	1	5%
Net loss	$(1,454)	$(1,296)	$(158)	(12)%

Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	$(0.39)	$(0.35)
Revenues
Revenues increased by 2% because of variances in occupancy rates, which have been within our expected range, and a slight increase in average effective rent.
Expenses
We attribute the $333,000 increase in expenses across all Properties principally to:

•	a $516,000 increase in rental operating expenses principally reflecting the following:

–	a $160,000 increase in insurance expense as a result of losses in the portfolio covered by self-insurance;

–	a $45,000 increase in real estate tax expense due to increased tax rates; and

–
a $311,000 increase in operating utilities primarily related to two properties; Villas of Henderson Pass increased $140,000 related to increased sewer and water costs, bad debt expense, temporary help and carpet and vinyl replacements; Park Hill increased $86,000 mainly due to increased carpet and vinyl replacements. The remaining properties ratio of operating expenses to revenue increased consistently within 5% compared to the prior period nine months ended September 30, 2013.

•	a $34,000 increase in general and administrative expenses due primarily to an increase in professional fees and;
partially offset by:

•	a $209,000 decrease in depreciation and amortization due to the disposal of carpet, flooring and appliances and an increase in the capitalization thresholds.

(Back to Index)

(Back to Index)

Other income (expense)
The $24,000 decrease in other income (expense) is primarily due to a $16,000 decrease in interest expense related to the decrease in principal balances, a $9,000 decrease in casualty loss, offset by a $1,000 increase in loss related to the disposal of carpeting, flooring and appliances. We did not have a similar casualty loss during the nine months ended September 30, 2013.
Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Provided by operating activities (1)	$1,309	$1,526
Used in investing activities	(231)	(491)
Used in financing activities	(1,130)	(1,059)
Net decrease in cash	$(52)	$(24)
_______________

(1)	Including changes in operating assets and liabilities.
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
Under our capital improvements program, we review future possible expenditures periodically and adjust them based on both operating results and local market conditions. If market conditions improve and there is an acceptable return on the additional expenditures, we will consider property improvements such as repairs and renovations to the HVAC systems, parking improvements, and foundation work of approximately $2.2 million in the next three years intended to increase the Properties’ appeal to tenants and to the extent possible, increase the value of the Properties. As we implement planned improvements to our Properties, we seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.
The following table sets forth the capital expenditures incurred during the nine months ended September 30, 2014 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$36	$260
Villas	50	678
Coach Lantern	43	297
Foxcroft	54	267
Park Hill	48	677
Total	$231	$2,179
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

(Back to Index)

Our payables to related parties consist of investment management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds, net of any limited partnership interests owned by the General Partner.  The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return.  The limited partners have not received their Preferred Return over the six years the Partnership has been operating and we do not anticipate they will receive the return in 2014.
During the nine months ended September 30, 2014, we began to make principal payments with respect to three of the mortgage loans on the Properties. The aggregate debt service requirement for all our mortgage loans over the next 12 months is $19.0 million. This includes $16.7 million from two of the interest only mortgage loans maturing in early 2015 and principal payments of $310,000 on the other three mortgage loans. We plan to exercise the option to extend the maturity date of both the Coach Lantern and Foxcroft mortgage notes for an additional one year, but have not yet done so.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  As of September 30, 2014 and 2013 we have redeemed 11,602 units at an aggregate redemption price of $88,784. No units were redeemed in the nine months ended September 30, 2014.
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
Off-Balance Sheet Arrangements
As of September 30, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.
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

(Back to Index)

In May 2014, the FASB issued Accounting Standards Update, or ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial position, results of operations or cash flows.
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

Under the supervision of the chief executive officer and chief financial officer of our General Partner, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer of our General Partner concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

November 12, 2014	By: /s/ Kevin M. Finkel
KEVIN M. FINKEL
President
(Principal Executive Officer)

November 12, 2014	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President - Finance
(Principal Financial and Accounting Officer)