Form 10-K
period 2014-12-31
Resource Real Estate Investors 6 LP
filed 2015-03-24
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2014
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
General
Resource Real Estate Investors 6, L.P. is a Delaware limited partnership which was formed on July 26, 2007 and commenced operations on October 1, 2007. We own in fee, operate and invest in multifamily residential rental properties, which we refer to as the Properties, located in both Maine and Texas. Historically, we also invested in subordinated notes secured by multifamily residential rental properties located in California and Nevada, which we refer to as Real Estate Debt Investments. We refer to the Properties and Real Estate Debt Investments collectively as Real Estate Investments.
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
We will terminate on July 30, 2015, unless we are sooner dissolved or terminated. Our General Partner from time to time, in its discretion, may extend the term for up to an aggregate of two years. Our General Partner has complete and exclusive discretion in the management of our business. Our General Partner has advised us that, based upon current conditions, it expects to elect to extend our term for two years to maximize our return to our partners.
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
Real Estate Manager
Resource Real Estate Management, LLC, or Resource Real Estate Management, a wholly owned subsidiary of our General Partner, manages or supervises the management of our Real Estate Investments under a real estate management agreement with us or our subsidiary holding legal title to a particular Real Estate Investment. Resource Real Estate Management is a Delaware limited liability company that was formed in 2005 for the purpose of managing the real estate investments of our General Partner and its affiliates either for their own account or for other real estate programs. In October 2007, Resource Real Estate Management, Inc., d/b/a Resource Residential, a wholly owned subsidiary of Resource America, was formed to manage residential real estate investments for Resource Real Estate Management. For a discussion of the management fee payable under these arrangements, see Item 13.
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
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request. However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion. We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner. If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units. As of the date of this Report, 11,602 units have been redeemed for an average redemption price of $7.65 per unit. During the years ended December 31, 2014 and 2013, we did not receive any redemption requests.
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

Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. As of March 24, 2015, there were 580 holders of record of our limited partners units.

We pay distributions monthly. No distributions were paid to the General Partner for either 2014 or 2013, except for distributions on the limited partner units it owns. Total distributions paid to limited partners for those years were $1.1 million and $1.1 million, respectively. The following table details these distributions by month:

	2014		2013
	Distributions	Per Unit	Distributions	Per Unit
January	$92,700	$0.025	$92,700	$0.025
February	92,700	0.025	92,700	0.025
March	92,700	0.025	92,700	0.025
April	92,700	0.025	92,700	0.025
May	92,700	0.025	92,700	0.025
June	93,100	0.025	92,700	0.025
July	93,100	0.025	92,700	0.025
August	93,100	0.025	92,700	0.025
September	93,100	0.025	92,700	0.025
October	93,100	0.025	92,700	0.025
November	93,100	0.025	92,700	0.025
December	93,100	0.025	92,700	0.025
Total distributions for the year	$1,115,200	$0.300	$1,112,400	$0.300
We do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA
Selected financial data have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(Back to Index)

(Back to Index)

As of December 31, 2014, we own five multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/2007	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/2007	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	1/29/2008	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	1/29/2008	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	2/29/2008	56%	288	San Antonio, Texas
Total			822
_______________

(1)	Face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
Property	2014	2013	2014	2013	2014	2013
Memorial Towers	94.8%	96.7%	$1.36	$1.30	67%	62%
Villas	90.3%	93.3%	$0.92	$0.94	64%	54%
Coach Lantern	96.4%	95.0%	$1.15	$1.08	39%	31%
Foxcroft	96.1%	95.6%	$1.22	$1.18	37%	35%
Park Hill	92.9%	94.5%	$0.94	$0.95	64%	58%
_______________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

We also own two subordinated notes through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments as of December 31, 2014, as follows (in thousands, except units and percentages):

Real Estate Debt Investment	Face Value of Note	Carrying Value of Note	Stated Interest Rate	Number of Units	Location
Acacia Park, or Acacia	$2,000	$—	10.27%	304	San Bernardino, California
Southern Cove	$500	$—	12.75%	100	Las Vegas, Nevada
During the year ended December 31, 2012, the notes were deemed uncollectible and charged off.

(Back to Index)

(Back to Index)

Results of Operations
We generate our income from the net revenues we receive from our Properties.  We also may in the future, generate funds from the sale or refinancing of our Properties.  We expect that we may sell or refinance some of our Properties during the next year. Should economic conditions in the areas in which our Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit or eliminate our ability to make distributions to our limited partners.
Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.
     The amount of rental revenues from our Properties depends upon their occupancy rates, rental rates, and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an overall decrease in the average occupancy rate during the year ended December 31, 2014 of approximately (0.9)% with an average occupancy rate of 94.1% as compared to an average occupancy rate of 95.0% during the same period in 2013.  Our Properties experienced an increase in the average effective rent per square foot of $0.03 during the year ended December 31, 2014 compared to the same period in 2013 for the same properties.
We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
With the exception of two mortgage notes, our existing financing is at fixed rates of interest and, accordingly, our interest cost has remained stable during the period of our ownership of the Properties.  Based upon current economic conditions and their effect on interest rates, and because two of our mortgage notes that have February 1, 2015 maturities have options to extend the maturity dates for one year, which we intend to exercise, we expect that our financing costs will remain relatively stable during fiscal year 2015. Because our existing financing extends through periods ranging from 2016 to 2018, we expect that our financing costs will remain stable during fiscal 2015.
Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we could potentially spend approximately $1.9 million during the remainder of the Partnership term for property improvements intended to increase the Properties’ appeal to tenants.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, increase rental rates to ensure that we maximize the return to our Partners.

(Back to Index)

(Back to Index)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
Revenues:
Rental income	$9,854	$9,600	$254	3%

Expenses:
Rental operating	5,257	4,495	762	17%
Management fees – related parties	872	877	(5)	(1)%
General and administrative	516	466	50	11%
Depreciation and amortization	2,532	2,817	(285)	(10)%
Total expenses	9,177	8,655	522	6%
Income before other expenses	677	945	(268)	(28)%

Other income (expense):
Interest expense, net	(2,600)	(2,624)	24	1%
Casualty loss	—	(9)	9	(100)%
Loss on disposal of fixed assets, net	(44)	(81)	37	(46)%
Net loss	$(1,967)	$(1,769)	$(198)	11%

Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	$(0.53)	$(0.48)
Revenues
We attribute the $254,000 increase in revenues primarily to the increase in average effective rent per square foot at the Properties. We were able to increase rents as a result of stable occupancy and strong market demand. Occupancy rates have remained consistent during the year ended December 31, 2014 compared to the same period in 2013 for the same properties.
Expenses
We attribute the $522,000 increase in expenses across all Properties principally to:

•	a $762,000 increase in rental operating expenses principally reflecting the following:

–	a $549,000 increase in operating utilities expenses related to an increase in sewer and water expenses, bad debt expense, carpet and vinyl replacement, and building repairs.

–	a $178,000 increase in insurance expense as a result of Property losses for which we were self-insured;

–	a $35,000 increase in real estate taxes due to increased millage rates;

•	a $50,000 increase in general and administrative expenses due primarily to an increase in professional fees; these increases were partially offset by:

•	a $285,000 decrease in depreciation and amortization due to the disposal of carpet, flooring and appliances and an increase in the capitalization thresholds.
Other income (expense)
The $70,000 decrease in other income (expense) is primarily due to a $24,000 decrease in net interest expense as a result of principal amortization, a $37,000 decrease in loss on disposal of fixed assets due to higher losses during the prior year for carpeting and flooring whose actual life was less than the originally estimated economic life, and a $9,000 decrease in casualty loss from that in 2015 because there was no similar loss during 2014.

(Back to Index)

Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Years Ended
	December 31,
	2014	2013
Provided by operating activities (1)	$1,685	$2,092
Used in investing activities	(320)	(587)
Used in financing activities	(1,510)	(1,432)
Net (decrease) increase in cash	$(145)	$73
_______________

(1)	Including changes in operating assets and liabilities.
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
Under our capital improvements program, we could potentially spend approximately $1.9 million during the remaining partnership term, if as we expect, it is extended, for property improvements intended to increase the Properties’ appeal to tenants and to the extent possible, increase the value of the Properties.  As we implement planned improvements to our Properties, we seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.
The following table sets forth the capital expenditures incurred during the year ended December 31, 2014 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$32	$254
Villas	72	535
Coach Lantern	57	252
Foxcroft	60	263
Park Hill	99	623
Total	$320	$1,927
Funding for future additional discretionary capital expenditures, if any, over the remaining life of the Partnership will come from future operating cash flows.  We have planned a series of major capital projects for our Properties, such as repairs and renovations to the HVAC systems, parking improvements, and foundation work.  We review future expenditures periodically and adjust them based on both operating results, local market conditions and our expected return on the investment of capital.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.
Our restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance and capital improvements.
Our payables to related parties consist of investment management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds that have been deployed in real estate investments, net of any limited partnership interest owned by the General Partner.  The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return.  The limited partners have not received their Preferred Return over the seven years the Partnership has been operating and we do not anticipate they will receive the return in 2015.

(Back to Index)

During 2013 we began to make principal payments with respect to three of the mortgage loans on the Properties. The aggregate debt service requirement for all our loans for 2015 is $2.7 million, including principal payments of $416,000.
 Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  See Item 1, "Redemption of Units." As of December 31, 2014, we have redeemed 11,602 units at an aggregate redemption price of $88,784. During the years ended December 31, 2014 and 2013, we did not receive any redemption requests.
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
Impairment.  We review the carrying value of each Property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If we determine that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, we will record an impairment charge to reduce the carrying amount for that asset to its estimated fair value. No impairment charges were recorded in either 2013 or 2014.
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

(Back to Index)

Off-Balance Sheet Arrangements
As of December 31, 2014 and 2013, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard exceptions to the non-recourse nature of the mortgage notes which are secured by the Properties.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to Regulation S-K, Item 305(e)

(Back to Index)

(Back to Index)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Resource Real Estate Investors 6, L.P.

We have audited the accompanying consolidated balance sheets of Resource Real Estate Investors 6, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Investors 6, L.P. and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 24, 2015

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2014	2013

ASSETS
Rental properties, at cost:
Land	$7,430	$7,430
Buildings and improvements	59,849	59,779
Personal property	2,384	2,364
	69,663	69,573
Accumulated depreciation and amortization	(18,774)	(16,428)
	50,889	53,145

Cash	474	619
Restricted cash	1,500	1,237
Tenant receivables	6	17
Receivables from related parties	100	169
Prepaid expenses and other assets	128	139
Deferred financing costs, net	381	634
Total assets	$53,478	$55,960
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$44,559	$44,954
Accounts payable and accrued expenses	596	417
Real estate taxes payable	1,057	1,003
Accrued interest	198	200
Payables to related parties	3,123	2,360
Prepaid rent	52	60
Security deposits	178	169
Total liabilities	49,763	49,163
Partners’ capital	3,715	6,797
Total liabilities and partners’ capital	$53,478	$55,960

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the Years Ended December 31,
	2014	2013
Revenues:
Rental income	$9,854	$9,600

Expenses:
Rental operating	5,257	4,495
Management fees – related parties	872	877
General and administrative	516	466
Depreciation and amortization	2,532	2,817
Total expenses	9,177	8,655

Income before other expenses	677	945

Other (expenses) income:
Interest expense, net	(2,600)	(2,624)
Casualty loss	—	(9)
Loss on sale or disposal of fixed assets, net	(44)	(81)
Net loss	$(1,967)	$(1,769)

Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	$(0.53)	$(0.48)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands, except units)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2013	$1	3,701,890	$9,677	$9,678
Distributions	—	—	(1,112)	(1,112)
Net loss	—	—	(1,769)	(1,769)
Balance at December 31, 2013	$1	3,701,890	$6,796	$6,797
Distributions	—	—	(1,115)	(1,115)
Net loss	—	—	(1,967)	(1,967)
Balance at December 31, 2014	$1	3,701,890	$3,714	$3,715

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,967)	$(1,769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,532	2,817
Amortization of deferred financing costs	253	255
Casualty loss	—	9
Loss on sale or disposal of fixed assets	44	81
Changes in operating assets and liabilities:
Restricted cash	(263)	115
Tenant receivables, net	11	(5)
Receivables from related parties	69	(166)
Insurance proceeds receivable	—	78
Prepaid expense and other assets	11	65
Accounts payable and accrued expenses	179	(59)
Real estate tax payable	54	185
Payables to related parties	763	527
Accrued interest	(2)	—
Prepaid rent	(8)	(28)
Security deposits	9	(13)
Net cash provided by operating activities	1,685	2,092

Cash flows from investing activities:
Capital expenditures	(320)	(587)
Net cash used in investing activities	(320)	(587)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(395)	(320)
Distributions to limited partners	(1,115)	(1,112)
Net cash used in financing activities	(1,510)	(1,432)
Net (decrease) increase in cash	(145)	73
Cash at beginning of period	619	546
Cash at end of period	$474	$619

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine and Texas (the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or “GP”), is in the business of sponsoring and managing real estate investment limited partnership and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.54% limited partnership interest in the Partnership at December 31, 2014 and 2013, respectively.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
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
The Partnership also owns a 100% interest in RRE Funding II, LLC (“Funding”), which owns two non-performing subordinated notes, Acacia Park (“Acacia”) and Southern Cove (“Southern Cove”), with a combined face value of $2.5 million. During the year ended December 31, 2012, the loans were deemed uncollectible and charged off.
All material intercompany transactions and balances have been eliminated in consolidation.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
Supplemental Disclosure of Cash Flow Information
The Partnership paid approximately $2.3 million, and $2.4 million in cash for interest during the years ended December 31, 2014 and 2013, respectively.
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
The Partnership is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2011 through 2014.
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
The future minimum rental payments to be received from noncancelable operating leases total approximately $5.6 million and $172,000 for the twelve months ending December 31, 2015 and 2016, respectively, and none thereafter.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership has estimated that the future cash flows from its Properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for either the years ended December 31, 2014 or 2013.
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
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $125,000 and $124,000 for the years ended December 31, 2014 and 2013, respectively.
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2014, the Partnership had $588,000 of deposits at various banks, none of which were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At December 31, 2014 and 2013, the allowance for uncollectible receivables was $0 and $2,000, respectively.
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
DECEMBER 31, 2014

NOTE 3 − RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	December 31,
	2014	2013
Real estate taxes	$1,122	$918
Insurance	136	228
Capital improvements	242	91
Total	$1,500	$1,237
NOTE 4 – DEFERRED FINANCING COSTS
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of December 31, 2014 and 2013 was $1.7 million and $1.5 million, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the remaining life of the underlying notes ending December 31, is as follows (in thousands):

2015	$161
2016	146
2017	61
2018	13
$381
NOTE 5 – MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	Balance at December 31, 2014	Balance at December 31, 2013	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Memorial Towers	$7,214	$7,313	1/1/2017	5.49%	$42	(1)
Villas	10,528	10,673	1/1/2017	5.48%	$61	(1)
Coach Lantern	7,884	7,884	2/1/2016	4.92%	$32	(2)
Foxcroft	8,760	8,760	2/1/2016	4.92%	$36	(2)
Park Hill	10,173	10,324	3/1/2018	5.05%	$56	(3)
Total	$44,559	$44,954
_________________

(1)	Interest only was payable through January 1, 2013; thereafter through the maturity date, monthly payment includes principal and interest.

(2)
Interest only is payable through the maturity date. The partnership has exercised the option to extend the maturity date for an additional one year to February 1, 2016. During the extension period, the interest rate would convert to the Federal Home Loan Mortgage Corporation Bill Index Rate plus 2.5%.

(3)	Interest only was payable through March 1, 2013; thereafter through the maturity date, monthly payment includes principal and interest.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Annual principal payments on the mortgage notes payable for the remaining life of the underlying notes ending December 31, are as follows (in thousands):

2015	$416
2016	17,079
2017	17,390
2018	9,674
$44,559
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

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	December 31,
	2014	2013
Receivables from related parties:
RAI and affiliates	$100	$169

Payables to related parties:
RAI and affiliates	$3,123	$2,360
Substantially all of the receivables from related parties represents escrow funds held by RAI for self-insurance. The Partnership's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $2.5 million for property losses and $750,000 for general liability losses. Catastrophic insurance would cover property losses in excess of the insurance pool up to $85.0 million. Therefore, unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse effect on the Partnership's financial condition and operating results.
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds that have been deployed in real estate investments, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at December 31, 2014 and 2013 totaled $2.4 million and $2.1 million, respectively.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties.  Management fees due to RCP and affiliates at December 31, 2014 and 2013 totaled $435,000 and $228,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  Operating expense advances due to RCP and RREMI at December 31, 2014 and 2013 totaled $252,000 and $77,000, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The Partnership is obligated to pay fees to, and reimburse expenses of related parties.  These activities are summarized as follows (in thousands):

	Years Ended
	December 31,
	2014	2013
RCP:
Investment management fees (1)	$339	$339

RREML:
Property management fees (2)	492	479
Debt management fees (3)	41	59
	533	538
	$872	$877
_______________

(1)
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross proceeds that have been deployed in real estate investments from the offering of partnership units, net of any LP interest owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.

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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The carrying amount and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Memorial Towers	$7,214	$7,503	$7,313	$7,781
Villas	10,528	10,948	10,673	11,353
Coach Lantern	7,884	7,904	7,884	8,034
Foxcroft	8,760	8,782	8,760	8,926
Park Hill	10,173	10,604	10,324	10,797
Total mortgage notes payable	$44,559	$45,741	$44,954	$46,891
NOTE 8 – INSURANCE CLAIM
During the year ended December 31, 2013 the Partnership reduced an insurance receivable by $6,000, received rental loss proceeds of $78,000 and recorded a casualty loss of $9,000. The Partnership did not incur a casualty loss nor file an insurance claim during the year ended December 31, 2014.
NOTE 9 – SUBSEQUENT EVENTS
The Partnership has evaluated subsequent events through the date these consolidated financial statements were issued and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

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

Our General Partner assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, the General Partner used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our General Partner concluded that, as of December 31, 2014, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Directors and Executive Officers of Our General Partner
The following table sets forth information with respect to the executive officers, directors and key personnel of our General Partner:

NAME	AGE	POSITION OR OFFICE
Jonathan Z. Cohen	44	Director
Alan F. Feldman	51	Director and Senior Vice President
David E. Bloom	50	Director and Senior Vice President
Kevin M. Finkel	43	President
Steven R. Saltzman	51	Vice President of Finance and Chief Financial and Accounting Officer
Darshan V. Patel	44	Chief Legal Officer and Secretary
Jonathan Z. Cohen, a Director since 2002. Mr. Cohen also has served as Chairman and a Director of Resource Real Estate Management since 2005 and as Chief Executive Officer, President and a Director of Resource Capital Corp., (NYSE: RSO), a real estate investment trust managed by Resource America, since its formation in 2005. Mr. Cohen has been President since 2003 and Chief Executive Officer since 2004 of Resource America and also has served as Chairman and a Director of Resource Financial Institutions Group, Inc., a subsidiary of Resource America, since 2005. Mr. Cohen was Executive Vice President of Resource America from 2001 to 2003, Senior Vice President from 1999 to 2001 and Chief Operating Officer from 2002 to 2004. Mr. Cohen has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, the general partner of Atlas Pipeline Partners, L.P., a publicly registered (NYSE: APL) natural gas pipeline company since its formation in 1999, Vice Chairman of Atlas Energy, L.P. (formerly Atlas America Inc.), a publicly-traded natural gas and oil exploration and production company since 2000 and Vice Chairman of Atlas Energy Resources, a natural gas and oil exploration and production company since 2006. Upon consummation of a transaction with Targa Resources Corp., Mr. Cohen will become the Executive Chairman of Atlas Energy Group, LLC, which will hold all of Atlas Energy L.P.'s assets and businesses other than these related to its Atlas Pipeline Partners segment. Mr. Cohen was the Vice Chairman of RAIT Investment Trust, (now RAIT Financial Trust), or RAIT, a publicly-traded REIT (NYSE: RAS), from 2003 to 2006, and Secretary, trustee and a member of RAIT’s investment committee from 1997 to 2006. Among the reasons for his appointment as director, Mr. Cohen’s financial, business and real estate experience adds strategic vision to our General Partner’s board.
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

(Back to Index)

(Back to Index)

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partner, and holders of greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2014.
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

(Back to Index)

(Back to Index)

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the number and percentage of our limited partnership interests owned by beneficial owners of 5% or more of our limited partnership interests as well as the beneficial ownership of our General Partner, and its officers and directors, as of April 1, 2013. Under the terms of the Partnership Agreement, our affairs are managed by our General Partner. We do not have any officers or directors. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percent of Class
Units of limited partnership interest	Resource Capital Partners, Inc.	205,078	5.54%

Units of limited partnership interest	Jonathan Z. Cohen, Chairman of the Board	−	−
	Alan F. Feldman, Senior Vice President and Director	967	Less than 0.01%
	Kevin M. Finkel, President	−	−
	Steven R. Saltzman, Vice President - Finance	−	−
	David E. Bloom, Senior Vice President and Director	−	−
	Darshan V. Patel, Chief Legal Officer and Assistant Secretary	−	−
	Michael S. Yecies, Secretary	−	−
	All directors and executive officers as a group	967	Less than 0.01%

(1)	The address for each beneficial owner is One Crescent Drive, Suite 203, Philadelphia, Pennsylvania 19112.

(2)	Beneficial ownership of directors and officers excludes amounts that may be attributable to them as a result of the units beneficially owned by Resource Capital Partners.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
We pay our General Partner and its affiliates the following fees for their services.
Property Management Fees
We pay Resource Real Estate Management, an affiliate of our General Partner, a monthly property management fee in an amount equal to 5% of our gross cash receipts from the operation of our Properties. This fee is for Resource Real Estate Management’s services in managing the Properties or obtaining and supervising subcontractor Property managers, which may be affiliates of Resource Real Estate Management or independent third-parties. Resource Real Estate Management is permitted to manage the Properties through a property management affiliate or subcontract the management of the Properties out to unaffiliated third-party subcontractors. If Resource Real Estate Management subcontracts the management of the Properties, then it will pay all management fees payable to the subcontractor managers of our Properties. For the years ended December 31, 2014 and 2013, Resource Real Estate Management earned $492,000 and $479,000 respectively, in real estate property management fees.
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

(Back to Index)

(Back to Index)

Resource Real Estate Management earned $41,000 and $59,000 in real estate debt management fees during each of the years ended December 31, 2014 and 2013, respectively.
Deferral of Property and Real Estate Debt Management Fees
We pay Resource Real Estate Management or its affiliates the real estate management fees for our Real Estate Investments from our operating revenues and our General Partner may, in its discretion, from time to time defer payment of all or any portion of such fees related to our Real Estate Investments, and accrue the same, if it deems our operating revenues are insufficient to pay such fees and still satisfy our investment objectives. We will pay any deferred fees to Resource Real Estate Management when our General Partner deems our operating revenues are sufficient to make such payment. As of December 31, 2014 and 2013, no fees had been deferred.
Investment Management Fees
We pay our General Partner or its affiliates an annual investment management fee payable from our revenues in an amount equal to 1% of the gross offering proceeds that have been deployed in real estate investments from the offering that have been, and continue to be, deployed in Real Estate Investments. The investment management fee is for our General Partner’s professional services rendered in our administration, including, but not limited to, the preparation and distribution of our required quarterly and annual reports to our limited partners. Since the annual investment management fee is for our General Partner’s professional services, it is in addition to the reimbursements we pay our General Partner for certain administrative expenses that it and its affiliates incur on our behalf as described below in “Reimbursement of Administrative Expenses and Direct Costs.” Up to 100% of our General Partner’s annual investment management fee is subordinated to our limited partners’ receipt of their Preferred Return. Our General Partner is entitled at any time to an additional share of our cash distributions to recoup any investment management fees or distributions that were previously subordinated to the extent that our cash distributions to our limited partners exceeded their Preferred Return. Our General Partner earned $339,000 in investment management fees, the payment of which was deferred under the subordination clause of the Partnership Agreement during each of the years ended December 31, 2014 and 2013.
Property Financing Fee for Refinancing a Property
We pay our General Partner or its affiliates a property financing fee equal to 0.5% of the face amount of any refinancing we obtain for our interest in the Properties. This fee is for our General Partner’s or its affiliates’ services in obtaining the financing and negotiating its terms. The property financing fee for refinancing will not be paid for Real Estate Debt Investments. There were no refinancings of the Properties during the years ended December 31, 2014 and 2013, and, accordingly, no fees were paid.
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

•
next, to the payment of all unpaid fees (other than our General Partner’s right to reimbursement of any fees previously subordinated to distributions to our limited partners) and other obligations owed by us to our General Partner and its affiliates (other than expense reimbursements), such as loans to us, in proportion to, and to the extent of, the unpaid fees, advances and other obligations to our General Partner and its affiliates under the Partnership Agreement;

•
next, to the payment of all expense reimbursements (other than our General Partner’s right to reimbursement of any fees previously subordinated to distributions to our limited partners) to which our General Partner or its affiliates may be entitled under the Partnership Agreement;

•	next, to the partners in proportion to, and to the extent of, the positive balances of their capital accounts;

•	next, 100% to our limited partners until they have received their respective Preferred Returns;

•	next, to our General Partner as reimbursement for any fees previously subordinated to distributions to our limited partners; and

•	thereafter, 80% to our limited partners and 20% to our General Partner.
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
Parent Entities
See Item 1, “Business - General
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP for the period ended December 31, 2014 and 2013 for professional services rendered was $103,829 and $137,866, respectively.
Audit-Related Fees. We did not incur any audit-related fees from Grant Thornton LLP during 2014 and 2013.
Tax Fees. We did not incur any fees for tax services from Grant Thornton LLP during 2014 and 2013.
All Other Fees. We did not incur any other fees from Grant Thornton LLP during 2014 and 2013.
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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013
Consolidated Statement of Changes in Partners’ Capital for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements - December 31, 2014

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

March 24, 2015	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Director	March 24, 2015
JONATHAN Z. COHEN

/s/ Alan F. Feldman	Director and Senior Vice President	March 24, 2015
ALAN F. FELDMAN

/s/ David E. Bloom	Director and Senior Vice President	March 24, 2015
DAVID E. BLOOM

/s/ Kevin M. Finkel	President	March 24, 2015
KEVIN M. FINKEL	(Principal Executive Officer)

/s/ Steven R. Saltzman	Vice President - Finance	March 24, 2015
STEVEN R. SALTZMAN	(Principal Financial and Accounting Officer)

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-off Against the Allowance, Net of Recoveries	Balance at End of Year
Allowance for investments in loans held for investment:
December 31, 2014	$—	$—	$—	$—

December 31, 2013	$—	$—	$—	$—

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2014
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income is computed
		Buildings and land improvements	Improvements carrying costs	Buildings and land improvements total
Real estate owned:
Residential	$7,214	9,561	$1,621	$11,182	$(2,914)	1969	12/18/2007	3 - 27.5 years
Houston, TX

Residential	10,528	13,726	1,146	14,872	(4,212)	1985	12/27/2007	3 - 27.5 years
San Antonio, TX

Residential	7,884	11,166	1,383	12,549	(3,552)	1972	1/29/2008	3 - 27.5 years
Scarborough, ME

Residential	8,760	12,335	1,364	13,699	(3,658)	1981	1/29/2008	3 - 27.5 years
Scarborough, ME

Residential	10,173	15,329	2,032	17,361	(4,438)	1984	2/29/2008	3 - 27.5 years
San Antonio, TX

	$44,559	$62,117	$7,546	$69,663	$(18,774)

	Years Ended
	December 31, 2014
	2014	2013
Balance at the beginning of the period	69,572	69,710
Additions during period:
Improvements, etc.	320	587
Deductions during period:
Disposals	(230)	(725)
Balance at close of period	69,662	69,572

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE IV
Loans Held for Investment
December 31, 2014
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest

Multi-family unit, San Bernardino, CA	Fixed interest rate of 10.27%	8/11/2016		n/a	$2,000	$—	$2,000

Multi-family unit, San Bernardino, CA	Fixed interest rate of 10.27%	8/11/2016		n/a	$400	$—	$400

Multi-family unit, Las Vegas, NV	Fixed interest rate of 12.75%	5/8/2017		n/a	500	—	500

					$2,900	$—	$2,900