Form 10-Q
period 2015-03-31
Resource Real Estate Investors 6 LP
filed 2015-05-13
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$7,430	$7,430
Buildings and improvements	59,865	59,849
Personal property	2,416	2,384
	69,711	69,663
Accumulated depreciation and amortization	(19,380)	(18,774)
	50,331	50,889

Cash	503	474
Restricted cash	767	1,500
Tenant receivables	3	6
Receivables from related parties	65	100
Prepaid expenses and other assets	125	128
Deferred financing costs, net	341	381
Total assets	$52,135	$53,478
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$44,452	$44,559
Accounts payable and accrued expenses	605	596
Real estate taxes payable	285	1,057
Accrued interest	198	198
Payables to related parties	3,303	3,123
Prepaid rent	69	52
Security deposits	182	178
Total liabilities	49,094	49,763
Partners’ capital	3,041	3,715
Total liabilities and partners’ capital	$52,135	$53,478

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$2,480	$2,401

Expenses:
Rental operating	1,253	1,389
Management fees – related parties	221	219
General and administrative	165	153
Depreciation and amortization	614	655
Total expenses	2,253	2,416

Income before other (expense) income	227	(15)

Other (expense) income:
Interest expense, net	(615)	(644)
Loss on sale or disposal of fixed assets	(5)	(3)
Net loss	$(393)	$(662)

Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	$(0.11)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2014	$1	3,701,890	$3,714	$3,715
Distributions	—	—	(281)	(281)
Net loss	—	—	(393)	(393)
Balance at March 31, 2015	$1	3,701,890	$3,040	$3,041

The accompanying notes are an integral part of this consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,

	2015	2014
Cash flows from operating activities:
Net loss	$(393)	$(662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	614	655
Amortization of deferred financing costs	40	63
Loss on sale or disposal of fixed assets	5	3
Changes in operating assets and liabilities:
Restricted cash	733	691
Tenant receivables, net	3	(4)
Receivables from related parties	35	166
Prepaid expense and other assets	3	(6)
Accounts payable and accrued expenses	9	43
Real estate tax payable	(772)	(722)
Payables to related parties	180	153
Prepaid rent	17	(7)
Security deposits	4	4
Net cash provided by operating activities	478	377

Cash flows from investing activities:
Capital expenditures	(61)	(55)
Net cash used in investing activities	(61)	(55)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(107)	(102)
Distributions to limited partners	(281)	(279)
Net cash used in financing activities	(388)	(381)
Net increase (decrease) in cash	29	(59)
Cash at beginning of period	474	619
Cash at end of period	$503	$560

The accompanying notes are an integral part of this consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)
NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine and Texas (the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.55% and 5.54% limited partnership interest in the Partnership at March 31, 2015 and December 31, 2014, respectively.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
The Partnership will continue until July 30, 2015, unless terminated earlier in accordance with the First Amended and Restated Agreement of Limited Partnership (the “Agreement”).  The GP has the right to extend the Partnership term for two one-year periods following the initial termination date, provided that all such extensions may not exceed two years in the aggregate. At this time, the Partnership expects that the General Partner will exercise its right on or before June 30, 2015, to extend the Partnership's term in order to maximize the return to the Partnership's investors.
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

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2015 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries, as follows:

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
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
All intercompany transactions and balances have been eliminated in consolidation.
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
Supplemental Disclosure of Cash Flow Information
During the three months ended March 31, 2015 and 2014, the Partnership paid $576,000 and $581,000 in cash for interest, respectively.
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
MARCH 31, 2015
(unaudited)

Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned or received.
The future minimum rental payments to be received from noncancelable operating leases total approximately $4.5 million and $66,000 for the twelve months ending March 31, 2015 and 2016, respectively, and none thereafter.
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
The Partnership initially records its loans at their respective purchase prices, and subsequently accounts for them based on their outstanding principal plus or minus any unamortized premiums or discounts.
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership has estimated that the future cash flows from its properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for either the three months ended March 31, 2015 or 2014.
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
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $28,000 and $17,000 for the three months ended March 31, 2015 and 2014, respectively.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At both March 31, 2015 and December 31, 2014, the allowance for uncollectible receivables was $0.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Recent Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as discontinued operations is required. This guidance was effective for the Partnership as of January 1, 2015. The Partnership believes this amendment will have no impact on its financial statements.
Accounting Standards Issued But Not Yet Effective.
In May 2014, FASB issued Accounting Standards Update (“ASU") No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Partnership beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The FASB has proposed a one-year deferral for implementing this new guidance. The Partnership is in the process of determining the method of adoption and assessing the impact of this guidance on the Partnership’s consolidated financial position, results of operations and cash flows.
            In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of the new requirements is not expected to have a significant impact on the Partnership's consolidated financial statements.
            In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.  ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Partnership does not expect the adoption of ASU No. 2015-01 to have a significant impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Partnership will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the Partnership beginning January 1, 2016. The Partnership is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-03 to have a significant impact on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

NOTE 3 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	March 31, 2015	December 31, 2014
Real estate taxes	$263	$1,122
Insurance	157	136
Capital improvements	347	242
Total	$767	$1,500
NOTE 4 - DEFERRED FINANCING COSTS
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of March 31, 2015 and December 31, 2014 was $1.8 million and $1.7 million, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next three years ending March 31, is as follows (in thousands):

2015	$159
2016	129
2017	53
$341
NOTE 5 - MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	Balance at March 31, 2015	Balance at December 31, 2014	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Memorial Towers	$7,187	$7,214	1/1/2017	5.49%	$42	(1)
Villas	10,489	10,528	1/1/2017	5.48%	$61	(1)
Coach Lantern	7,884	7,884	2/1/2016	2.68%	$32	(2)
Foxcroft	8,760	8,760	2/1/2016	2.68%	$36	(2)
Park Hill	10,132	10,173	3/1/2018	5.05%	$56	(3)
Total	$44,452	$44,559
_________________

(1)	Interest only was payable through January 1, 2013; thereafter through the maturity date, monthly payment includes principal and interest.

(2)
Interest only is payable through the maturity date. The partnership has exercised the option to extend the maturity date for an additional one year to February 1, 2016. During the extension period, the interest rate is variable and calculated monthly based upon the one-month British Bankers Association London Interbank Offered Rate ("LIBOR") plus 2.5%. The LIBOR at March 31, 2015 was 18 basis points.

(3)	Interest only was payable through March 1, 2013; thereafter through the maturity date, monthly payment includes principal and interest.

Annual principal payments on the mortgage notes payable for each of the next three years ending March 31, are as follows (in thousands):

2016	17,062
2017	17,586
2018	9,804
$44,452

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

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

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Receivables from related parties:
RAI and affiliates	$65	$100

Payables to related parties:
RAI and affiliates	$3,303	$3,123

Substantially all of the receivables from related parties represent escrow funds held by RAI for self-insurance. The Partnership's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $2.5 million for property losses and $750,000 for general liability losses. Catastrophic insurance would cover property losses in excess of the insurance pool up to $85.0 million. Therefore, unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse effect on the Partnership's financial condition and operating results.
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds that have been depoloyed in real estate investments, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at March 31, 2015 and December 31, 2014 totaled $2.5 million and $2.4 million, respectively.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s properties.  Management fees due to RCP and affiliates at March 31, 2015 and December 31, 2014 totaled $504,000 and $435,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  Operating expense advances due to RCP and RREMI at March 31, 2015 and December 31, 2014 totaled $265,000 and $252,000, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
RCP:
Investment management fees	$85	$85

RREML:
Property management fees (1)	124	119
Debt management fees (2)	12	15
	136	134
	$221	$219
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The carrying amount and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Memorial Towers	$7,187	$7,499	$7,214	$7,503
Villas	10,489	10,942	10,528	10,948
Coach Lantern	7,884	7,904	7,884	7,904
Foxcroft	8,760	8,782	8,760	8,782
Park Hill	10,132	10,641	10,173	10,604
Total mortgage notes payable	$44,452	$45,768	$44,559	$45,741
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
As of March 31, 2015, we own five multifamily residential rental properties through our wholly-owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/2007	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/2007	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	1/29/2008	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	1/29/2008	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	2/29/2008	56%	288	San Antonio, Texas
Total			822
_______________

(1)	Face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Property	2015	2014	2015	2014	2015	2014
Memorial Towers	96.5%	94.1%	$1.39	$1.33	64%	72%
Villas	95.9%	90.3%	$0.99	$0.93	55%	63%
Coach Lantern	92.7%	96.4%	$1.13	$1.12	33%	39%
Foxcroft	95.4%	92.2%	$1.26	$1.12	42%	47%
Park Hill	89.0%	93.2%	$0.88	$0.93	65%	68%
_______________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

(Back to Index)

(Back to Index)

We also own two subordinated notes, which we refer to as our Real Estate Debt Investments, through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments which, as of March 31, 2015, were as follows (in thousands, except units and percentages):

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
     The amount of rental revenues from our Properties depends upon their occupancy rates, rental rates, and concessions granted.  We seek to maximize our rental revenue through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an increase in the average occupancy rate during the three months ended March 31, 2015 of approximately 0.7% with an average occupancy rate of 93.9% as compared to an average occupancy rate of 93.2% during the same period in 2014.  The average effective rent per square foot increased by $0.045 across the Properties during the three months ended March 31, 2015 compared to the same period in 2014 which resulted in an increase of rental revenues.
We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
Our existing financing is at fixed rates of interest and, accordingly, our interest cost has remained stable during the period of our ownership of the Properties.  Because our existing financing extends through periods ranging from 2016 to 2018 with available extensions, we expect that our financing costs for Memorial Towers, Villas and Park Hill will remain stable during substantially all of our expected term. We have not yet determined if we will refinance or sell Foxcroft and Coach Lantern.
We are planning improvements to the Properties for the next three years based on the assumption that the General Partner will exercise its right to extend the term of the partnership for the two one-year extensions. At this time, we expect that the General Partner will, in fact, do so in order to maximize the return to our investors.

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Revenues:
Rental income	$2,480	$2,401	$79	3%

Expenses:
Rental operating	1,253	1,389	(136)	(10)%
Management fees – related parties	221	219	2	1%
General and administrative	165	153	12	8%
Depreciation and amortization	614	655	(41)	(6)%
Total expenses	2,253	2,416	(163)	(7)%
Income (loss) before other expenses	227	(15)	242	(1,613)%

Other income (expense):
Interest expense, net	(615)	(644)	(29)	(5)%
(Loss) on disposal of fixed assets, net	(5)	(3)	(2)	(67)%
Net loss	$(393)	$(662)	$269	41%

Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	$(0.11)	$(0.18)
Revenues
Revenues for the three months ended March 31, 2015 as compared to the same period in 2014 increased by $79,000, or 3% because of a slight increase in average occupancy rates and revenue per square foot.
Expenses
We attribute the $163,000 decrease in expenses across all Properties principally to:

•
a $136,000 decrease in rental operating expenses due to a decrease in insurance expenses as a result of reduced losses covered by our self-insurance pool during the three months ended March 31, 2015 compared to higher third-party insurance premiums during the same period in 2014; and

• a $41,000 decrease in depreciation and amortization due the disposal of carpeting, flooring and appliances.
Other income (expense)
The $27,000 decrease in other income (expense) is primarily due to a decrease in interest expense related to the reduction in principal balances outstanding.
Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Provided by operating activities (1)	$478	$377
Used in investing activities	(61)	(55)
Used in financing activities	(388)	(381)
Net increase (decrease) in cash	$29	$(59)

(Back to Index)

_______________

(1)	Including changes in operating assets and liabilities.
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
Under our capital improvements program, we review future possible expenditures periodically and adjust them based on both operating results and local market conditions. If market conditions improve and we believe we can achieve an acceptable return on the additional expenditures, we will consider property improvements to increase the Properties' appeal to tenants and to the extent possible, increase the value of the Properties. As of March 31, 2015, we had identified approximately $1.6 million of possible capital improvements. To the extent that we implement planned improvements to our Properties, we will seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.
The following table sets forth the capital expenditures incurred during the three months ended March 31, 2015 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$8	$165
Villas	21	464
Coach Lantern	13	227
Foxcroft	8	213
Park Hill	11	549
Total	$61	$1,618
Funding for future discretionary capital expenditures over the remaining life of the Partnership will come principally from future operating cash flows and to a lesser extent, from cash on hand.  We review future expenditures periodically and adjust them based on both operating results, local market conditions and our expected return on the investment of capital.  We cannot assure you that we will complete any or all of the projects currently planned or that we will not change our plans in response to changes in market conditions. Any excess cash flow not used for future discretionary capital expenditures would be distributed to our investors.
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
During the three months ended March 31, 2015, we began to make principal payments with respect to three of the mortgage loans on the Properties. The aggregate debt service requirement for all our mortgage loans over the next 12 months is $19.4 million. This includes $16.6 million from two of the interest only mortgage loans maturing in early 2016 and principal payments of $418,000 on the other three mortgage loans. We exercised the option to extend the maturity date of both the Coach Lantern and Foxcroft mortgage notes for an additional one year until February 1, 2016. We have not yet determined if we will refinance or sell Foxcroft and Coach Lantern.

(Back to Index)

Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  As of March 31, 2015 and 2014 we have redeemed 11,602 units at an aggregate redemption price of $88,784. No units were redeemed in the three months ended March 31, 2015.
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
For a discussion on our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
As of March 31, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.
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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101.1
The following information from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

May 13, 2015	By: /s/ Kevin M. Finkel
KEVIN M. FINKEL
President
(Principal Executive Officer)

May 13, 2015	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President - Finance
(Principal Financial and Accounting Officer)