Form 10-Q
period 2015-06-30
Resource Real Estate Investors 6 LP
filed 2015-08-11
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$7,430	$7,430
Buildings and improvements	59,884	59,849
Personal property	2,460	2,384
	69,774	69,663
Accumulated depreciation and amortization	(19,981)	(18,774)
	49,793	50,889

Cash	533	474
Restricted cash	864	1,500
Tenant receivables	11	6
Receivables from related parties	156	100
Prepaid expenses and other assets	223	128
Deferred financing costs, net	301	381
Total assets	$51,881	$53,478
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$44,352	$44,559
Accounts payable and accrued expenses	424	596
Real estate taxes payable	570	1,057
Accrued interest	160	198
Payables to related parties	3,485	3,123
Prepaid rent	91	52
Security deposits	180	178
Total liabilities	49,262	49,763
Partners’ capital	2,619	3,715
Total liabilities and partners’ capital	$51,881	$53,478

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$2,566	$2,445	$5,046	$4,846

Expenses:
Rental operating	1,256	1,169	2,509	2,559
Management fees – related parties	225	209	446	427
General and administrative	100	146	265	299
Depreciation and amortization	614	643	1,228	1,299
Total expenses	2,195	2,167	4,448	4,584

Income before other (expense)	371	278	598	262

Other (expense):
Interest expense, net	(512)	(651)	(1,127)	(1,295)
Loss on sale or disposal of fixed assets	(3)	(5)	(8)	(7)
Net loss	$(144)	$(378)	$(537)	$(1,040)

Weighted average number of limited partner units outstanding	3,702	3,702	3,702	3,702

Net loss per weighted average limited partner unit	$(0.04)	$(0.10)	$(0.15)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2015	$1	3,701,890	$3,714	$3,715
Distributions	—	—	(559)	(559)
Net loss	—	—	(537)	(537)
Balance at June 30, 2015	$1	3,701,890	$2,618	$2,619

The accompanying notes are an integral part of this consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,

	2015	2014
Cash flows from operating activities:
Net loss	$(537)	$(1,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,228	1,299
Amortization of deferred financing costs	80	127
Loss on sale or disposal of fixed assets	8	7
Changes in operating assets and liabilities:
Restricted cash	636	531
Tenant receivables, net	(5)	(5)
Receivables from related parties	(56)	8
Prepaid expense and other assets	(95)	(65)
Accounts payable and accrued expenses	(172)	47
Real estate tax payable	(487)	(474)
Payables to related parties	362	399
Accrued interest	(38)	(5)
Prepaid rent	39	3
Security deposits	2	12
Net cash provided by operating activities	965	844

Cash flows from investing activities:
Capital expenditures	(140)	(150)
Net cash used in investing activities	(140)	(150)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(207)	(197)
Distributions to limited partners	(559)	(557)
Net cash used in financing activities	(766)	(754)
Net increase (decrease) in cash	59	(60)
Cash at beginning of period	474	619
Cash at end of period	$533	$559

The accompanying notes are an integral part of this consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)
NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Maine and Texas (the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.55% and 5.54% limited partnership interest in the Partnership at June 30, 2015 and December 31, 2014, respectively.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
The Partnership will continue until July 30, 2016, unless terminated earlier in accordance with the First Amended and Restated Agreement of Limited Partnership (the “Agreement”).   The GP has the right to extend the Partnership term for two one-year periods following the initial termination date of July 30, 2015, provided that all such extensions may not exceed two years in the aggregate. On June 29, 2015, the General Partner elected to extend the Fund's term for one year from the initial termination date.
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

The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2015 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.
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
JUNE 30, 2015
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
Supplemental Disclosure of Cash Flow Information
During the six months ended June 30, 2015 and 2014, the Partnership paid $1,085,000 and $1,174,000 in cash for interest, respectively.
Deferred Financing Costs
Costs incurred to obtain financing have been capitalized and are being amortized over the term of the related debt using the effective yield method.
Income Taxes
Income taxes or credits resulting from earnings or losses are payable by, or accrue to the benefit of, the partners; accordingly, no provision has been made for income taxes in these consolidated financial statements.
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
The Partnership is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2012 through 2014.
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
JUNE 30, 2015
(unaudited)

Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned or received.
The future minimum rental payments to be received from noncancelable operating leases total approximately $5.3 million and $102,000 for the twelve months ending June 30, 2016 and 2017, respectively, and none thereafter.
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
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership has estimated that the future cash flows from its properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for either the six months ended June 30, 2015 or 2014.
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
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $32,000 and $60,000 for the three and six months ended June 30, 2015 as compared to $29,000 and $46,000 for the three and six months ended June 30, 2014, respectively.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At both June 30, 2015 and December 31, 2014, the allowance for uncollectible receivables was $0.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Recent Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as discontinued operations is required. This guidance was effective for the Partnership as of January 1, 2015. This amendment has had no impact on the Partnership's financial statements.
Accounting Standards Issued But Not Yet Effective.
In May 2014, FASB issued Accounting Standards Update (“ASU") No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Partnership beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Partnership is in the process of determining the method of adoption and assessing the impact of this guidance on the Partnership’s consolidated financial position, results of operations and cash flows.
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
NOTE 3 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	June 30, 2015	December 31, 2014
Real estate taxes	$593	$1,122
Insurance	139	136
Capital improvements	132	242
Total	$864	$1,500

(Back to Index)

(Back to Index)

NOTE 4 - DEFERRED FINANCING COSTS
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of June 30, 2015 and December 31, 2014 was $1.8 million and $1.7 million, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next three years ending June 30, is as follows (in thousands):

2016	$155
2017	106
2018	40
$301
NOTE 5 - MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	Balance at June 30, 2015	Balance at December 31, 2014	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Memorial Towers	$7,162	$7,214	1/1/2017	5.49%	$42	(1)
Villas	10,452	10,528	1/1/2017	5.48%	$61	(1)
Coach Lantern	7,884	7,884	2/1/2016	2.69%	$32	(2)
Foxcroft	8,760	8,760	2/1/2016	2.69%	$36	(2)
Park Hill	10,094	10,173	3/1/2018	5.05%	$56	(3)
Total	$44,352	$44,559
_________________

(1)	Monthly payment includes principal and interest.

(2)
Interest only is payable through the maturity date. The Partnership has exercised the option to extend the maturity date for an additional one year to February 1, 2016. During the extension period, the interest rate is variable and calculated monthly based upon the one-month British Bankers Association London Interbank Offered Rate ("LIBOR") plus 2.5%. The LIBOR at June 30, 2015 was 19 basis points.

(3)	Interest only was payable through March 1, 2013; thereafter through the maturity date, monthly payment includes principal and interest.

Annual principal payments on the mortgage notes payable for each of the next two years ending June 30, are as follows (in thousands):

2016	$17,068
2017	17,522
2018	9,762
$44,352
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
JUNE 30, 2015
(unaudited)

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Receivables from related parties:
RAI and affiliates	$156	$100

Payables to related parties:
RAI and affiliates	$3,485	$3,123
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
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds that have been depoloyed in real estate investments, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at June 30, 2015 and December 31, 2014 totaled $2.6 million and $2.4 million, respectively.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s properties.  Management fees due to RCP and affiliates at June 30, 2015 and December 31, 2014 totaled $553,000 and $435,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  Operating expense advances due to RCP and RREMI at June 30, 2015 and December 31, 2014 totaled $301,000 and $252,000, respectively.

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
RCP:
Investment management fees	$85	$85	$170	$170

RREML:
Property management fees (1)	128	122	252	241
Debt management fees (2)	12	2	24	16
	140	124	276	257
	$225	$209	$446	$427
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
JUNE 30, 2015
(unaudited)

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
The estimated fair value measurements of the mortgage note payables are classified within level 3 of the fair value hierarchy.
The carrying amount and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Memorial Towers	$7,162	$7,362	$7,214	$7,503
Villas	10,452	10,742	10,528	10,948
Coach Lantern	7,884	7,956	7,884	7,904
Foxcroft	8,760	8,836	8,760	8,782
Park Hill	10,094	10,448	10,173	10,604
Total mortgage notes payable	$44,352	$45,344	$44,559	$45,741
NOTE 8 - SUBSEQUENT EVENTS
The Partnership is under contract to sell Memorial Towers and the Partnership will recognize a gain.
The Partnership has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to the consolidated financial statements.

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

Overview
We are a Delaware limited partnership that was formed on July 26, 2007 and commenced operations on October 1, 2007.  Through our wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in both Maine and Texas, which we refer to as our properties. Historically, we also invested through a wholly owned subsidiary in subordinated notes secured by multifamily residential rental properties.
As of June 30, 2015, we own five multifamily residential rental properties through our wholly-owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/2007	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/2007	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	1/29/2008	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	1/29/2008	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	2/29/2008	56%	288	San Antonio, Texas
Total			822
_______________

(1)	Face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Property	2015	2014	2015	2014	2015	2014
Memorial Towers	96.6%	93.2%	$1.40	$1.33	56%	65%
Villas	95.7%	89.4%	$0.99	$0.89	57%	69%
Coach Lantern	96.7%	97.2%	$1.20	$1.15	31%	31%
Foxcroft	97.9%	97.5%	$1.33	$1.22	33%	35%
Park Hill	92.0%	92.5%	$0.91	$0.94	69%	62%

(Back to Index)

(Back to Index)

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Property	2015	2014	2015	2014	2015	2014
Memorial Towers	96.5%	93.5%	$1.40	$1.33	60%	68%
Villas	95.8%	89.6%	$0.99	$0.91	56%	66%
Coach Lantern	94.7%	96.6%	$1.17	$1.13	32%	35%
Foxcroft	96.7%	94.8%	$1.29	$1.17	38%	41%
Park Hill	90.5%	92.8%	$0.90	$0.93	67%	65%
_______________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

We also own two subordinated notes, which we refer to as our Real Estate Debt Investments, through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments which, as of June 30, 2015, were as follows (in thousands, except units and percentages):

Real Estate Debt Investment	Face Value of Note	Carrying Value of Note	Stated Interest Rate	Number of Units	Location
Acacia Park	$2,000	$—	10.27%	304	San Bernardino, California
Southern Cove	$500	$—	12.75%	100	Las Vegas, Nevada
During the year ended December 31, 2012, the notes were deemed uncollectible and charged off.
Results of Operations
We generate our income from the net revenues we receive from our Properties.  We also may in the future generate funds from the sale or refinancing of our Properties or possibly, the sale or repayment of our remaining Real Estate Debt Investments.  We do not expect that we will sell Properties during the next year nor, in view of their defaulted status, do we expect any repayments from, or to be able to sell, our Real Estate Debt Investments.  Should economic conditions in the areas in which our Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit or eliminate our ability to make distributions to our limited partners.
Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.
     The amount of rental revenues from our Properties depends upon their occupancy rates, rental rates, and concessions granted.  We seek to maximize our rental revenue through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an increase in the average occupancy rate during the six months ended June 30, 2015 of approximately 1.3% with an average occupancy rate of 94.8% as compared to an average occupancy rate of 93.5% during the same period in 2014.  The average effective rent per square foot increased by $0.06 across the Properties during the six months ended June 30, 2015 compared to the same period in 2014 which resulted in an increase of rental revenues.
We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.

(Back to Index)

(Back to Index)

Our existing financing is at fixed rates of interest and, accordingly, our interest cost has remained stable during the period of our ownership of the Properties.  Because our existing financing extends through periods ranging from 2016 to 2018 with available extensions, we expect that our financing costs for Villas and Park Hill will remain stable during substantially all of our expected term and with respect to Memorial Towers through the anticipated sale date. Our financing with respect to Coach Lantern and Foxcroft matures on February 1, 2016. We have not yet determined if we will refinance or sell those properties.
We are planning improvements to the Properties for the next two years as the General Partner has exercised its right to extend the term of the partnership for a one-year extension in order to maximize the return to our investors.
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Revenues:
Rental income	$2,566	$2,445	$121	5%

Expenses:
Rental operating	1,256	1,169	87	7%
Management fees – related parties	225	209	16	8%
General and administrative	100	146	(46)	(32)%
Depreciation and amortization	614	643	(29)	(5)%
Total expenses	2,195	2,167	28	1%
Income (loss) before other expense	371	278	93	33%

Other (expense):
Interest expense, net	(512)	(651)	(139)	(21)%
(Loss) on disposal of fixed assets, net	(3)	(5)	2	40%
Net loss	$(144)	$(378)	$234	62%

Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	$(0.04)	$(0.10)
Revenues
Revenues for the three months ended June 30, 2015 as compared to the same period in 2014 increased by 5% due to a 1.8% increase in average occupancy rates and a $0.06 increase in average effective rent per square foot.
Expenses
We attribute the $28,000 increase in expenses across all Properties principally to:

•
a $87,000 increase in rental operating expenses due to a $59,000 increase in insurance expenses as a result of increased losses covered by our self-insurance pool during the three months ended June 30, 2015 compared to the same period in 2014, a $36,000 increase in real estate taxes offset by an $8,000 decrease in overall property operating expenses; and

• a $16,000 increase in management fees due to an increase in revenue, partically offset by:
• a $46,000 decrease in general and administrative expenses due to a decrease in professional fees; and
• a $29,000 decrease in depreciation and amortization due the disposal of carpeting, flooring and appliances.
Other income (expense)
The $139,000 decrease in other income (expense) is primarily due to a decrease in interest expense related to the reduction in principal balances outstanding.

(Back to Index)

(Back to Index)

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Revenues:
Rental income	$5,046	$4,846	$200	4%

Expenses:
Rental operating	2,509	2,559	(50)	(2)%
Management fees – related parties	446	427	19	4%
General and administrative	265	299	(34)	(11)%
Depreciation and amortization	1,228	1,299	(71)	(5)%
Total expenses	4,448	4,584	(136)	(3)%
Income (loss) before other expense	598	262	336	128%

Other (expense):
Interest expense, net	(1,127)	(1,295)	168	(13)%
(Loss) on disposal of fixed assets, net	(8)	(7)	(1)	14%
Net loss	$(537)	$(1,040)	$503	(48)%

Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	$(0.15)	$(0.28)
Revenues
Revenues for the six months ended June 30, 2015 as compared to the same period in 2014 increased by 4% because of a 1.4% increase in average occupancy rates and $0.06 increase in effective rent per square foot.
Expenses
We attribute the $136,000 decrease in expenses across all Properties principally to:

•
a $50,000 decrease in rental operating expenses due to a decrease in insurance expenses as a result of reduced losses covered by our self-insurance pool during the six months ended June 30, 2015 compared to the same period in 2014; and

• a $19,000 increase in management fees due to an increase in revenue, partically offset by:
• a $34,000 decrease in general and administrative expenses due to a decrease in professional fees; and
• a $71,000 decrease in depreciation and amortization due the disposal of carpeting, flooring and appliances.
Other income (expense)
The $168,000 decrease in other income (expense) is primarily due to a decrease in interest expense related to the reduction in principal balances outstanding.

(Back to Index)

Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Provided by operating activities (1)	$965	$844
Used in investing activities	(140)	(150)
Used in financing activities	(766)	(754)
Net increase (decrease) in cash	$59	$(60)
_______________

(1)	Including changes in operating assets and liabilities.
Our liquidity needs consist principally of funds to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from both operations and sales, and to control property operating expenses.  The ability to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates.  The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property. We intend to retain a portion of the proceeds from the sale of Memorial Towers to ensure adequate operating liquidity for future capital expenditures which we may determine to be necessary to position the remaining Properties for eventual sale.
Under our capital improvements program, we review future possible expenditures periodically and adjust them based on both operating results and local market conditions. If market conditions improve and we believe we can achieve an acceptable return on the additional expenditures, we will consider property improvements to increase the Properties' appeal to tenants and to the extent possible, increase the value of the Properties. As of June 30, 2015, we had identified approximately $1.1 million of possible capital improvements. To the extent that we implement planned improvements to our Properties, we will seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements. We intend to retain a portion of the proceeds from the sale of Memorial Towers to ensure adequate funding for future capital expenditures for the remaining term of the fund.
The following table sets forth the capital expenditures incurred during the six months ended June 30, 2015 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$16	$16
Villas	38	42
Coach Lantern	22	56
Foxcroft	24	579
Park Hill	40	455
Total	$140	$1,148
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
During the six months ended June 30, 2015, we began to make principal payments with respect to three of the mortgage loans on the Properties. The aggregate debt service requirement for all our mortgage loans over the next 12 months is $19.2 million. This includes $16.6 million from two of the interest only mortgage loans maturing in early 2016 and principal payments of $371,000 on the other three mortgage loans. We exercised the option to extend the maturity date of both the Coach Lantern and Foxcroft mortgage notes for an additional one year until February 1, 2016. We have not yet determined if we will refinance or sell Foxcroft and Coach Lantern.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  As of June 30, 2015 and 2014 we have redeemed 11,602 units at an aggregate redemption price of $88,784. No units were redeemed in the six months ended June 30, 2015.
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
Off-Balance Sheet Arrangements
As of June 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.
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

(Back to Index)

(Back to Index)

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101.1
The following information from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

August 11, 2015	By: /s/ Kevin M. Finkel
KEVIN M. FINKEL
President
(Principal Executive Officer)

August 11, 2015	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President - Finance
(Principal Financial and Accounting Officer)