Form 10-Q
period 2015-09-30
Resource Real Estate Investors 6 LP
filed 2015-11-10
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$4,555	$7,430
Buildings and improvements	37,175	59,849
Personal property	1,911	2,384
Assets held for sale - Coach Lantern, net	8,721	—
Assets held for sale - Foxcroft, net	9,739	—
	62,101	69,663
Accumulated depreciation and amortization	(12,712)	(18,774)
	49,389	50,889

Cash	800	474
Restricted cash	1,214	1,500
Tenant receivables	6	6
Receivables from related parties	106	100
Prepaid expenses and other assets	160	128
Deferred financing costs, net	260	381
Total assets	$51,935	$53,478
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$44,250	$44,559
Accounts payable and accrued expenses	392	596
Real estate taxes payable	906	1,057
Accrued interest	160	198
Payables to related parties	3,612	3,123
Prepaid rent	86	52
Security deposits	186	178
Total liabilities	49,592	49,763
Partners’ capital	2,343	3,715
Total liabilities and partners’ capital	$51,935	$53,478

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$2,650	$2,504	$7,696	$7,350

Expenses:
Rental operating	1,301	1,306	3,810	3,865
Management fees – related parties	229	222	675	649
General and administrative	109	97	374	396
Depreciation and amortization	615	626	1,843	1,925
Total expenses	2,254	2,251	6,702	6,835

Income before other (expense)	396	253	994	515

Other income (expense):
Other income	103	—	103	—
Interest expense, net	(485)	(654)	(1,612)	(1,949)
Loss on sale or disposal of fixed assets	(10)	(13)	(18)	(20)
Net income (loss)	$4	$(414)	$(533)	$(1,454)

Weighted average number of limited partner units outstanding	3,702	3,702	3,702	3,702

Net income (loss) per weighted average limited partner unit	$—	$(0.11)	$(0.14)	$(0.39)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2015	$1	3,701,890	$3,714	$3,715
Distributions	—	—	(839)	(839)
Net loss	—	—	(533)	(533)
Balance at September 30, 2015	$1	3,701,890	$2,342	$2,343

The accompanying notes are an integral part of this consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,

	2015	2014
Cash flows from operating activities:
Net loss	$(533)	$(1,454)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,843	1,925
Amortization of deferred financing costs	121	190
Loss on sale or disposal of fixed assets	18	20
Other income	(103)	—
Changes in operating assets and liabilities:
Restricted cash	286	79
Tenant receivables, net	—	8
Accounts receivable other	—	(2)
Receivables from related parties	(6)	44
Prepaid expense and other assets	(32)	(49)
Accounts payable and accrued expenses	(204)	75
Real estate tax payable	(151)	(153)
Payables to related parties	489	609
Accrued interest	(38)	(5)
Prepaid rent	34	12
Security deposits	8	10
Net cash provided by operating activities	1,732	1,309

Cash flows from investing activities:
Capital expenditures	(361)	(231)
Other income	103	—
Net cash used in investing activities	(258)	(231)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(309)	(293)
Distributions to limited partners	(839)	(837)
Net cash used in financing activities	(1,148)	(1,130)
Net increase (decrease) in cash	326	(52)
Cash at beginning of period	474	619
Cash at end of period	$800	$567

The accompanying notes are an integral part of this consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)
NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns through its wholly-owned subsidiaries and operates multifamily residential rental properties located in Maine and Texas (the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.55% and 5.54% limited partnership interest in the Partnership at September 30, 2015 and December 31, 2014, respectively.  RCP is an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
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

The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2015 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Partnership estimates the allowance for uncollectible receivables and loan losses and adjusts the balance quarterly.  The Partnership also estimates the liability for real estate taxes on the properties and adjusts the balance quarterly. Actual results could differ from those estimates.
Assets Held for Sale
The Company presents the assets and liabilities of any rental properties which have been sold subsequent to the balance sheet date, or otherwise qualify as held for sale, separately in the Consolidated Balance Sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Both the real estate and the corresponding liabilities are presented separately in the Consolidated Balance Sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. At September 30, 2015, the Company had two rental properties included in assets held for sale.
Supplemental Disclosure of Cash Flow Information
During the nine months ended September 30, 2015 and 2014, the Partnership paid $1.5 million and $1.8 million in cash for interest, respectively.
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
SEPTEMBER 30, 2015
(unaudited)

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
The future minimum rental payments to be received from noncancelable operating leases total approximately $5.8 million and $66,000 for the twelve months ending September 30, 2016 and 2017, respectively, and none thereafter.
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
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership has estimated that the future cash flows from its properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for the three and nine months ended September 30, 2015 and 2014.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled approximately $34,000 and $94,000 for the three and nine months ended September 30, 2015 as compared to $32,000 and $78,000 for the three and nine months ended September 30, 2014, respectively.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At both September 30, 2015 and December 31, 2014, the allowance for uncollectible receivables was $0.
Redemptions
The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the amount of the initial investment less all distributions from the Partnership to the LP, and less an allocation of all organization and offering expenses charged to the LP.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

In February 2015, FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-02 to have a significant impact on its consolidated financial statements.
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

In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-16 to have a significant impact on its consolidated financial statements.
NOTE 3 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	September 30, 2015	December 31, 2014
Real estate taxes	$955	$1,122
Insurance	147	136
Capital improvements	112	242
Total	$1,214	$1,500
NOTE 4 - DEFERRED FINANCING COSTS
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of September 30, 2015 and December 31, 2014 was $1.9 million and $1.7 million, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next three years ending September 30, is as follows (in thousands):

2016	$151
2017	83
2018	26
$260

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 5 - MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	Balance at September 30, 2015	Balance at December 31, 2014	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Memorial Towers	$7,136	$7,214	1/1/2017	5.49%	$42	(1)
Villas	10,415	10,528	1/1/2017	5.48%	$61	(1)
Coach Lantern	7,884	7,884	2/1/2016	2.69%	$18	(2)
Foxcroft	8,760	8,760	2/1/2016	2.69%	$20	(2)
Park Hill	10,055	10,173	3/1/2018	5.05%	$56	(3)
Total	$44,250	$44,559
_________________

(1)	Monthly payment includes principal and interest.

(2)
Interest only is payable through the maturity date. The Partnership has exercised the option to extend the maturity date for an additional one year to February 1, 2016. During the extension period, the interest rate is variable and calculated monthly based upon the one-month British Bankers Association London Interbank Offered Rate ("LIBOR") plus 2.5%. The LIBOR at September 30, 2015 was 19 basis points.

(3)	Interest only was payable through March 1, 2013; thereafter through the maturity date, monthly payment includes principal and interest.

Annual principal payments on the mortgage notes payable for each of the next three years ending September 30, are as follows (in thousands):

2016	$17,073
2017	17,458
2018	9,719
$44,250
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
NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Receivables from related parties:
RAI and affiliates	$106	$100

Payables to related parties:
RAI and affiliates	$3,612	$3,123

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Substantially all of the receivables from related parties represent escrow funds held by RAI for self-insurance. The Partnership's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $2.5 million for property losses and $750,000 for general liability losses. Catastrophic insurance covers property losses in excess of the insurance pool up to $85 million. Unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse effect on the Partnership's financial condition and operating results.
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds that have been depoloyed in real estate investments, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at September 30, 2015 and December 31, 2014 totaled $2.7 million and $2.4 million, respectively.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s properties.  Management fees due to RCP and affiliates at September 30, 2015 and December 31, 2014 totaled $548,000 and $435,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  Operating expense advances due to RCP and RREMI at September 30, 2015 and December 31, 2014 totaled $337,000 and $252,000, respectively.
The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
RCP:
Investment management fees	$84	$84	$254	$254

RREML:
Property management fees (1)	132	125	384	366
Debt management fees (2)	13	13	37	29
	145	138	421	395
	$229	$222	$675	$649
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
SEPTEMBER 30, 2015
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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
The estimated fair value measurements of the mortgage note payables are classified within level 3 of the fair value hierarchy.
The carrying amount and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Memorial Towers	$7,136	$7,327	$7,214	$7,503
Villas	10,415	10,691	10,528	10,948
Coach Lantern	7,884	7,941	7,884	7,904
Foxcroft	8,760	8,821	8,760	8,782
Park Hill	10,055	10,434	10,173	10,604
Total mortgage notes payable	$44,250	$45,214	$44,559	$45,741
NOTE 8 - SALE OF PROPERTIES
On September 30, 2015, the Partnership signed a contract to sell both Foxcroft and Coach Lantern.
The Partnership was under contract to sell Memorial Towers. During the three months ended September 30, 2015, the buyer canceled the agreement. As a result of the termination, the Partnership was entitled to a portion of the buyer's deposit totaling $103,000. This amount has been recognized as income during the current period.

NOTE 9 - SUBSEQUENT EVENTS
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
As of September 30, 2015, we own five multifamily residential rental properties through our wholly-owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/2007	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/2007	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	1/29/2008	61%	90	Scarborough, Maine
RRE Foxcroft Holdings, LLC, or Foxcroft	1/29/2008	62%	104	Scarborough, Maine
RRE Park Hill Holdings, LLC, or Park Hill	2/29/2008	56%	288	San Antonio, Texas
Total			822
_______________

(1)	Face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

The following table sets forth operating statistics about our multifamily residential rental properties:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Property	2015	2014	2015	2014	2015	2014
Memorial Towers	96%	96%	$1.36	$1.38	69%	62%
Villas	95%	88%	$1.01	$0.91	60%	63%
Coach Lantern	98%	98%	$1.30	$1.18	32%	36%
Foxcroft	98%	98%	$1.39	$1.28	33%	40%
Park Hill	94%	94%	$0.93	$0.96	73%	62%

(Back to Index)

(Back to Index)

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Property	2015	2014	2015	2014	2015	2014
Memorial Towers	96%	96%	$1.39	$1.35	63%	66%
Villas	96%	93%	$1.00	$0.91	57%	65%
Coach Lantern	96%	95%	$1.21	$1.15	32%	35%
Foxcroft	97%	97%	$1.33	$1.20	36%	41%
Park Hill	92%	95%	$0.91	$0.94	69%	64%
_______________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

We also own two subordinated notes, which we refer to as our Real Estate Debt Investments, through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments which, as of September 30, 2015, were as follows (in thousands, except units and percentages):

Real Estate Debt Investment	Face Value of Note	Carrying Value of Note	Stated Interest Rate	Number of Units	Location
Acacia Park	$2,000	$—	10.27%	304	San Bernardino, California
Southern Cove	$500	$—	12.75%	100	Las Vegas, Nevada
During the year ended December 31, 2012, the notes were deemed uncollectible and charged off.
Results of Operations

We generate our income from the net revenues we receive from our Properties.  We also may in the future generate funds from the sale or refinancing of our Properties or, possibly, the sale or repayment of our Real Estate Debt Investments.  We expect that we will begin to sell Properties during the next year as the Partnership winds down. Coach Lantern and Foxcroft are both under contract to sell next quarter. In view of their defaulted status, we do not expect any repayments from, or to be able to sell, our Real Estate Debt Investments.  Should economic conditions in the areas in which our Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit or eliminate our ability to make distributions to our limited partners.
Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.
     The amount of rental revenues from our Properties depends upon their occupancy rates, rental rates, and concessions granted.  We seek to maximize our rental revenue through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties remained consistent in regards to the average occupancy rate during the nine months ended September 30, 2015 with an average occupancy rate of 95.3% as compared to the same period in 2014.  The average effective rent per square foot increased by $0.06 across the Properties during the nine months ended September 30, 2015 compared to the same period in 2014 which resulted in an increase of rental revenues.

(Back to Index)

(Back to Index)

We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
Our existing financing is at fixed and variable rates of interest. Our interest cost has remained stable during the period of our ownership of the Properties.  Because our existing financing extends through periods ranging from 2016 to 2018 with available extensions, we expect that our financing costs for Villas and Park Hill will remain stable during substantially all of our expected term. Our financing with respect to Coach Lantern and Foxcroft matures on February 1, 2016.
We are planning improvements to the Properties through the term of the partnership. The General Partner has exercised its right to extend the term for a one-year extension in order to maximize the return to our investors and prepare the properties for sale.
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Revenues:
Rental income	$2,650	$2,504	$146	6%

Expenses:
Rental operating	1,301	1,306	(5)	(0.4)%
Management fees – related parties	229	222	7	3%
General and administrative	109	97	12	12%
Depreciation and amortization	615	626	(11)	(2)%
Total expenses	2,254	2,251	3	0.1%
Income (loss) before other expense	396	253	143	57%

Other (expense):
Other income	103	—	103	100%
Interest expense, net	(485)	(654)	(169)	(26)%
(Loss) on disposal of fixed assets, net	(10)	(13)	(3)	(23)%
Net income (loss)	$4	$(414)	$418	101%

Weighted average number of limited partner units outstanding	3,702	3,702

Net income (loss) per weighted average limited partner unit	$—	$(0.11)
Revenues
Revenues for the three months ended September 30, 2015 as compared to the same period in 2014 increased by 6% due to a 0.0% increase in average occupancy rates and a $0.06 increase in average effective rent per square foot.
Expenses
We attribute the $3,000 increase in expenses across all Properties principally to:
• a $7,000 increase in management fees due to an increase in revenue; and
• a $12,000 increase in general and administrative expenses due to an increase in professional fees, partially offset by:

•	a $5,000 decrease in rental operating expenses primarily due to a slight decrease in insurance expense; and
• a $11,000 decrease in depreciation and amortization due the disposal of carpeting, flooring and appliances.

(Back to Index)

(Back to Index)

Other income (expense)
The $103,000 increase in other income is due to a deposit recognized as a result of a potential buyer's termination of an agreement to purchase Memorial Towers, offset by a $169,000 decrease in interest expense due to the reduction in principal balances outstanding.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Revenues:
Rental income	$7,696	$7,350	$346	5%

Expenses:
Rental operating	3,810	3,865	(55)	(1)%
Management fees – related parties	675	649	26	4%
General and administrative	374	396	(22)	(6)%
Depreciation and amortization	1,843	1,925	(82)	(4)%
Total expenses	6,702	6,835	(133)	(2)%
Income (loss) before other expense	994	515	479	93%

Other (expense):
Other income	103	—	103	100%
Interest expense, net	(1,612)	(1,949)	337	(17)%
(Loss) on disposal of fixed assets, net	(18)	(20)	2	(10)%
Net loss	$(533)	$(1,454)	$921	(63)%

Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	$(0.14)	$(0.39)
Revenues
Revenues for the nine months ended September 30, 2015 as compared to the same period in 2014 increased by 5% due to a $0.06 increase in average effective rent per square foot.
Expenses
We attribute the $133,000 decrease in expenses across all Properties principally to:

•
a $55,000 decrease in rental operating expenses due to a $92,000 decrease in insurance expenses as a result of reduced losses covered by our self-insurance pool during the nine months ended September 30, 2015 compared to the same period in 2014 and a $47,000 decrease in overall property operating expenses offset by an $84,000 increase in real estate taxes; and

• a $22,000 decrease in general and administrative expenses due to a decrease in professional fees; and
• a $82,000 decrease in depreciation and amortization due the disposal of carpeting, flooring and appliances, partially offset by:
• a $26,000 increase in management fees due to an increase in revenue.
Other income (expense)
The $103,000 increase in other income is due to a deposit recognized as a result of a potential buyer's termination of an agreement to purchase Memorial Towers, offset by a $337,000 decrease in interest expense primarily due to a reduction in principal balances outstanding.

(Back to Index)

Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Provided by operating activities (1)	$1,732	$1,309
Used in investing activities	(258)	(231)
Used in financing activities	(1,148)	(1,130)
Net increase (decrease) in cash	$326	$(52)
_______________

(1)	Including changes in operating assets and liabilities.
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
Under our capital improvements program, we review future possible expenditures periodically and adjust them based on both operating results and local market conditions. If market conditions improve and we believe we can achieve an acceptable return on the additional expenditures, we will consider property improvements to increase the Properties' appeal to tenants and to the extent possible, increase the value of the Properties. As of September 30, 2015, we had identified approximately $1.1 million of possible capital improvements. To the extent that we implement planned improvements to our Properties, we will seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.
The following table sets forth the capital expenditures incurred during the nine months ended September 30, 2015 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$49	$99
Villas	94	369
Coach Lantern	44	33
Foxcroft	54	53
Park Hill	120	505
Total	$361	$1,059
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

(Back to Index)

During the nine months ended September 30, 2015, we began to make principal payments with respect to three of the mortgage loans on the Properties. The aggregate debt service requirement for all our mortgage loans over the next 12 months is $19 million. This includes $16.6 million from two of the interest only mortgage loans maturing in early 2016 and principal payments of $429,000 on the other three mortgage loans. We exercised the option to extend the maturity date of both the Coach Lantern and Foxcroft mortgage notes for an additional one year until February 1, 2016. We are currently under contract to sell both Foxcroft and Coach Lantern for a gain.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  As of September 30, 2015 and 2014 we have redeemed 11,602 units at an aggregate redemption price of $88,784. No units were redeemed in the nine months ended September 30, 2015.
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
Off-Balance Sheet Arrangements
As of September 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.
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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II
OTHER INFORMATION
ITEM 6.     EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
10.1	Agreement of Purchase and Sale - Memorial Towers
10.2	Termination of Purchase and Sale Agreement - Memorial Towers
10.3	Agreement of Purchase and Sale - Casco Bay Portfolio
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following information from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

November 10, 2015	By: /s/ Kevin M. Finkel
KEVIN M. FINKEL
President
(Principal Executive Officer)

November 10, 2015	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President - Finance
(Principal Financial and Accounting Officer)