Form 10-K
period 2015-12-31
Resource Real Estate Investors 6 LP
filed 2016-03-29
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2015
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
General
Resource Real Estate Investors 6, L.P. is a Delaware limited partnership which was formed on July 26, 2007 and commenced operations on October 1, 2007. We own in fee, operate and invest in multifamily residential rental properties, which we refer to as the Properties, located in Texas. Historically, we also invested in subordinated notes secured by multifamily residential rental properties located in California and Nevada, which we refer to as Real Estate Debt Investments. We refer to the Properties and Real Estate Debt Investments collectively as Real Estate Investments.
Our general partner, Resource Capital Partners, Inc., or the General Partner, is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs. Our General Partner operates and manages our Real Estate Investments on our behalf, and is responsible for evaluating, managing, refinancing, and selling our Real Estate Investments on our behalf. Our General Partner is an indirect wholly owned subsidiary of Resource America, Inc.(Resource America, or RAI), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
Our goals are to generate regular cash distributions from our operations, gains from the potential appreciation in the value of our Properties, and cash for our partners’ distributions from the sale or refinancing of the Properties or the sale or repayment of our Real Estate Debt Investments.
We will terminate on July 30, 2016, unless we are sooner dissolved or terminated. Our General Partner from time to time, in its discretion, may extend the term for up to an aggregate of two years. Our General Partner has complete and exclusive discretion in the management of our business. On June 29, 2015, by written notice to the partners, the General Partner elected to extend the term for one year to July 30, 2016. Our General Partner has advised us that, based upon current conditions, it expects to elect to extend our term for one additional year to maximize our return to our partners.
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
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request. However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion. We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner. If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units. As of the date of this Report, 11,602 units have been redeemed for an average redemption price of $7.65 per unit. During the years ended December 31, 2015 and 2014, we did not receive any redemption requests.
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

ITEM 4.     MINE SAFETY PROPERTIES

Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUTY SECURITIES

Our limited partner units are not publicly traded. There is no established market for our limited partner units and it is unlikely that any will develop. As of March 29, 2016, there were 576 holders of record of our limited partner units.

We pay distributions monthly. No distributions were paid to the General Partner for either 2015 or 2014, except for distributions on the limited partner units it owns. Total distributions paid to limited partners for those years were $13.2 million and $1.1 million, respectively. The following table details these distributions by month:

	December 31, 2015		December 31, 2014
	Distributions	Per Unit	Distributions	Per Unit
January	$93,112	$0.025	$92,700	$0.025
February	93,112	0.025	92,700	0.025
March	93,113	0.025	92,700	0.025
April	93,113	0.025	92,700	0.025
May	93,113	0.025	92,700	0.025
June	93,113	0.025	93,100	0.025
July	93,113	0.025	93,100	0.025
August	93,113	0.025	93,100	0.025
September	93,113	0.025	93,100	0.025
October	93,113	0.025	93,100	0.025
November	93,113	0.025	93,100	0.025
December	12,193,664	3.294	93,100	0.025
Total distributions for the year	$13,217,905	$3.569	$1,115,200	$0.300
We do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA
Selected financial data have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview
We are a Delaware limited partnership that was formed on July 26, 2007 and commenced operations on October 1, 2007.  Through our wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located in Texas. Historically, we also invested through a wholly owned subsidiary in subordinated notes secured by multifamily residential rental properties located in California and Nevada.

(Back to Index)

(Back to Index)

As of December 31, 2015, we own three multifamily residential rental properties through our 100% owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/2007	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/2007	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	1/29/2008	—	—	(2)
RRE Foxcroft Holdings, LLC, or Foxcroft	1/29/2008	—	—	(2)
RRE Park Hill Holdings, LLC, or Park Hill	2/29/2008	56%	288	San Antonio, Texas
Total			628
_______________
(1) Face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.
(2) Foxcroft and Coach Lantern were sold on December 1, 2015.

The following table sets forth operating statistics about our multifamily residential rental properties. This table does not include information with respect to two properties, Foxcroft and Coach Lantern, that were sold in 2015:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
Property	2015	2014	2015	2014	2015	2014
Memorial Towers	95.8%	94.8%	$1.38	$1.36	61%	67%
Villas	95.5%	90.3%	$1.00	$0.92	57%	64%
Park Hill	92.0%	92.9%	$0.92	$0.94	69%	64%
_______________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

We also own two subordinated notes through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments as of December 31, 2015, as follows (in thousands, except units and percentages):

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
     The amount of rental revenues from our Properties depends upon their occupancy rates, rental rates, and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an overall increase in the average occupancy rate during the year ended December 31, 2015 of approximately 1.2% with an average occupancy rate of 95.3% as compared to an average occupancy rate of 94.1% during the same period in 2014.  Our Properties experienced an increase in the average effective rent per square foot of $0.01 during the year ended December 31, 2015 compared to the same period in 2014 for the same properties.
We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
Financing is at fixed rates of interest and, accordingly, our interest cost has remained stable during the period of our ownership of the Properties.  Because our existing financing extends through periods ranging from 2017 to 2018, we expect that our financing costs will remain stable during fiscal 2016.
Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we could potentially spend approximately $768,000 during the remainder of the Partnership term for property improvements intended to increase the Properties’ appeal to tenants and potential purchasers.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, increase rental rates to ensure that we maximize the return to our Partners.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Revenues:
Rental income	$10,116	$9,854	$262	3%

Expenses:
Rental operating	4,949	5,257	(308)	(6)%
Management fees – related parties	880	872	8	1%
General and administrative	507	516	(9)	(2)%
Depreciation and amortization	2,235	2,532	(297)	(12)%
Total expenses	8,571	9,177	(606)	(7)%
Income before other expenses	1,545	677	868	128%

Other income (expense):
Interest expense, net	(2,100)	(2,600)	500	19%
Gain on sale of rental properties	13,126	—	13,126	100%
Loss on disposal of fixed assets, net	(19)	(44)	25	(57)%
Total other income (expense)	$11,007	$(2,644)	13,651	(516)%
Net Income (loss)	$12,552	$(1,967)	$14,519	(738)%

Weighted average number of limited partner units outstanding	3,702	3,702

Net income (loss) per weighted average limited partner unit	$3.39	$(0.53)
Revenues

(Back to Index)

(Back to Index)

We attribute the $262,000 increase in revenues primarily to the increase in average occupancy rate. We were able to increase rents as a result of stable occupancy and strong market demand. Average effective rent per square foot has remained consistent during the year ended December 31, 2015 compared to the same period in 2014 for the same properties.
Expenses
We attribute the $606,000 decrease in expenses across all properties principally to:

•	a $308,000 decrease in rental operating expenses principally reflecting the following:

–	a $254,000 decrease in operating expenses related to a decrease in utilities and salary expenses as a result of the sale of rental properties;

–	a $122,000 decrease in insurance expense as a result of Property losses incurred in the prior year for which we were self-insured, and no losses incurred in 2015; offset by

–	a $68,000 increase in real estate taxes due to increased millage rates;

•	a $9,000 decrease in general and administrative expenses due primarily to a decrease in professional fees; and

•	a $297,000 decrease in depreciation and amortization due to the disposal of assets and sale of the two Properties.
Other income (expense)
The 14 million increase in other income (expense) is primarily due to the sale of Foxcroft and Coach Lantern. Other income also increased due to a $500,000 decrease in net interest expense as a result of principal amortization, and a $25,000 decrease in loss on disposal of fixed assets due to higher losses during the prior year for carpeting and flooring whose actual life was less than the originally estimated economic life.
Liquidity and Capital Resources
The following table sets forth our net sources and uses of cash (in thousands):

	Years Ended
	December 31,
	2015	2014
Net cash provided by operating activities (1)	$1,991	$1,685
Net cash provided by (used in) investing activities	14,402	(320)
Net cash used in financing activities	(13,634)	(1,510)
Net increase (decrease) in cash	$2,759	$(145)
_______________

(1)	Including changes in operating assets and liabilities.
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
Under our capital improvements program, we could potentially spend approximately $768,000 during the remaining partnership term, as we expect it is extended, for property improvements intended to increase the Properties’ appeal to tenants and to the extent possible, increase the value of the Properties.  As we implement planned improvements to our Properties, we seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.
The following table sets forth the capital expenditures incurred during the year ended December 31, 2015 and estimated future capital expenditures which are discretionary in nature (in thousands):

(Back to Index)

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$68	$37
Villas	104	358
Coach Lantern	44	—
Foxcroft	57	—
Park Hill	164	373
Total	$437	$768
Funding for future additional discretionary capital expenditures, if any, over the remaining life of the Partnership will come from future operating cash flows.  We have planned a series of capital projects for our Properties, such as repairs and renovations to the HVAC systems, parking improvements, and foundation work.  We review future expenditures periodically and adjust them based on both operating results, local market conditions and our expected return on the investment of capital.  We cannot assure you that we will complete projects currently planned or that we will not change our plans in response to changes in market conditions.
Our restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance and capital improvements.
Our payables to related parties consist of investment management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds that have been deployed in real estate investments, net of any limited partnership interest owned by the General Partner.  The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return.  The limited partners have not received their Preferred Return over the seven years the Partnership has been operating and we do not anticipate they will receive the return in 2016.
During 2013 we began to make principal payments with respect to three of the mortgage loans on the Properties. The aggregate debt service requirement for all our loans for 2016 is $1.9 million, including principal payments of $435,000. In addition, to annual principal payments on the mortgage notes payable, total aggregate required escrow payments are $1.6 million through March 1, 2018.
 Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  See Item 1, "Redemption of Units." As of December 31, 2015, we have redeemed 11,602 units at an aggregate redemption price of $88,784. During the years ended December 31, 2015 and 2014, we did not receive any redemption requests.
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

(Back to Index)

the value of tenant relationships, based in each case on their relative fair values. We amortized the value of in-place leases over twelve months on a straight line basis.
Impairment.  We review the carrying value of each Property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If we determine that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, we will record an impairment charge to reduce the carrying amount for that asset to its estimated fair value. No impairment charges were recorded in either 2014 or 2015.
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
Revenue Recognition.  We derive our revenue primarily from rental of residential housing units with lease agreement terms of generally one year or less. We recognize income derived from rents and utility reimbursements on a straight-line basis over the term of the related lease. Additionally, any incentives included in the lease are amortized on a straight-line basis over the term of the related lease.
Off-Balance Sheet Arrangements
As of December 31, 2015 and 2014, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard exceptions to the non-recourse nature of the mortgage notes which are secured by the Properties.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to Regulation S-K, Item 305(e)

(Back to Index)

(Back to Index)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Resource Real Estate Investors 6, L.P.

We have audited the accompanying consolidated balance sheets of Resource Real Estate Investors 6, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Investors 6, L.P. and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 29, 2016

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2015	2014

ASSETS
Rental properties, at cost:
Land	$3,129	$7,430
Buildings and improvements	27,823	59,849
Personal property	1,510	2,384
Assets held for sale - Memorial Towers, net	11,246	—
Total rental properties, at cost	43,708	69,663
Accumulated depreciation and amortization	(13,100)	(18,774)
Total rental properties, net	30,608	50,889

Cash	3,233	474
Restricted cash	1,334	1,500
Tenant receivables	2	6
Receivables from related parties	165	100
Prepaid expenses and other assets	178	128
Deferred financing costs, net	218	381
	$35,738	$53,478
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$27,499	$44,559
Accounts payable and accrued expenses	352	596
Real estate taxes payable	1,110	1,057
Accrued interest	126	198
Payables to related parties	3,458	3,123
Prepaid rent	52	52
Security deposits	92	178
Total liabilities	32,689	49,763
Partners’ capital	3,049	3,715
Total liabilities and partners’ capital	$35,738	$53,478

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the Years Ended December 31,
	2015	2014
Revenues:
Rental income	$10,116	$9,854

Expenses:
Rental operating	4,949	5,257
Management fees – related parties	880	872
General and administrative	507	516
Depreciation and amortization	2,235	2,532
Total expenses	8,571	9,177

Income before other expenses	1,545	677

Other (expenses) income:
Interest expense, net	(2,100)	(2,600)
Gain on sale of rental properties	13,126	—
Loss on disposal of fixed assets, net	(19)	(44)
Total other income (expense)	$11,007	$(2,644)
Net income (loss)	$12,552	$(1,967)

Weighted average number of limited partner units outstanding	3,702	3,702

Net income (loss) per weighted average limited partner unit	$3.39	$(0.53)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(in thousands, except units)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2014	$1	3,701,890	$6,796	$6,797
Distributions	—	—	(1,115)	(1,115)
Net loss	—	—	(1,967)	(1,967)
Balance at December 31, 2014	$1	3,701,890	$3,714	$3,715
Distributions	—	—	(13,218)	(13,218)
Net income	—	—	12,552	12,552
Balance at December 31, 2015	$1	3,701,890	$3,048	$3,049

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$12,552	$(1,967)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of rental property	(13,126)	—
Depreciation and amortization	2,235	2,532
Amortization of deferred financing costs	158	253
Loss on sale or disposal of fixed assets	19	44
Changes in operating assets and liabilities:
Restricted cash	26	(263)
Tenant receivables, net	—	11
Accounts receivable other	—	—
Receivables from related parties	(65)	69
Prepaid expense and other assets	(4)	11
Accounts payable and accrued expenses	(247)	179
Real estate tax payable	105	54
Payables to related parties	333	763
Accrued interest	(44)	(2)
Prepaid rent	42	(8)
Security deposits	7	9
Net cash provided by operating activities	1,991	1,685

Cash flows from investing activities:
Proceeds from sale of rental properties	14,839	—
Capital expenditures	(437)	(320)
Net cash provided by (used in) investing activities	14,402	(320)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(416)	(395)
Distributions to limited partners	(13,218)	(1,115)
Net cash used in financing activities	(13,634)	(1,510)
Net increase (decrease) in cash	2,759	(145)
Cash at beginning of period	474	619
Cash at end of period	$3,233	$474

Non-cash Investing and Financing Activities
Settlement of mortgage notes payable with proceeds from sale of rental properties	$(16,644)	$—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located Texas (the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or “GP”), is in the business of sponsoring and managing real estate investment limited partnership and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.55% and 5.54% limited partnership interest in the Partnership at December 31, 2015 and 2014, respectively.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
In accordance with the First Amended and Restated Agreement of Limited Partnership (the "Agreement"), the GP has the right to extend the Partnership term for a maximum of two-years in the aggregate following the initial termination date. In June 2015, the GP extended the Partnership for one year until July 30, 2016. The GP intends to extend the Partnership for one additional year.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, as follows:

Subsidiaries	Number of Units	Location
RRE Memorial Towers Holdings, LLC (“Memorial Towers”)	112	Houston, Texas
RRE Villas Holdings, LLC (“Villas”)	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC (“Coach Lantern”)	—	(1)
RRE Foxcroft Holdings, LLC (“Foxcroft”)	—	(1)
RRE Park Hill Holdings, LLC (“Park Hill”)	288	San Antonio, Texas
Total	628
(1) The partnership sold its interests in Coach Lantern and Foxcroft on December 1, 2015.
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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Geographic Concentration Risk
As of December 31, 2015, the Company’s net investments in real estate in Texas represented 100% of the Partnership’s total assets.  As a result, the geographic concentration of the Partnership’s portfolio makes it particularly susceptible to adverse economic developments in Texas’ real estate market. Any adverse economic or real estate developments in this market could adversely affect the Partnership’s operating results.
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
Supplemental Disclosure of Cash Flow Information
The Partnership paid approximately $2.0 million, and $2.3 million in cash for interest during the years ended December 31, 2015 and 2014, respectively.
Deferred Financing Costs
Costs incurred to obtain financing have been capitalized and are being amortized over the term of the related debt using the effective yield method.
Income Taxes
The Partnership is not subject to Income taxes as all earnings are taxable to the individual partners. Income taxes or credits resulting from earnings or losses are payable by or accrue to the benefit of the partners; accordingly, no provision has been made for income taxes in these consolidated financial statements. At December 31, 2015 there is a GAAP book basis to tax basis difference of $566,000 due to different depreciation methods utilized.
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
The Partnership is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for the years 2012 through 2015.
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
The future minimum rental payments to be received from noncancelable operating leases total approximately $4 million and $128,000 for the twelve months ending December 31, 2016 and 2017, respectively, and none thereafter.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

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

Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership has estimated that the future cash flows from its Properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for either the years ended December 31, 2015 or 2014.
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
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $121,000 and $125,000 for the years ended December 31, 2015 and 2014, respectively.
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash. The Federal Deposit Insurance Corporation provides insurance for all deposit accounts, deposits and accrued interest, in the amount of $250,000 per account held at an insured bank. As of December 31, 2015, the Partnership had $5.0 million of deposits at various banks, $3.4 million of which were over the insurance limit of the Federal Deposit Insurance Corporation.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At December 31, 2015 and 2014, the allowance for uncollectible receivables was $0 and $0, respectively.
Redemptions

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the amount of the initial investment less all distributions from the Partnership to the LP, and less all organization and offering expenses charged to the LP.

Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as discontinued operations is required. This guidance is effective for the Partnership as of January 1, 2015.

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

In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Partnership does not expect the adoption of ASU No. 2015-01 to have a significant impact on its consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Partnership beginning January 1, 2016. The Partnership is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-02 to have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Partnership will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the Partnership beginning January 1, 2016. The Partnership is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-03 to have a significant impact on its consolidated financial statements..

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 is effective for the Partnership beginning January 1, 2016. The Partnership is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-16 to have a significant impact on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, "Leases ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that leaser assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-02 to have significant impact on its consolidated financial statements.

NOTE 3 − RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	December 31,
	2015	2014
Real estate taxes	$1,107	$1,122
Insurance	185	242
Capital improvements	42	136
Total	$1,334	$1,500

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

NOTE 4 – DEFERRED FINANCING COSTS
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of December 31, 2015 and 2014 was $1.2 million and $1.7 million, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the remaining life of the underlying notes ending December 31, is as follows (in thousands):

2016	$144
2017	61
2018	13
$218
NOTE 5 – MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

Property	Balance at December 31, 2015	Balance at December 31, 2014	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Memorial Towers	$7,109	$7,214	1/1/2017	5.49%	$42	(1)
Villas	10,375	10,528	1/1/2017	5.48%	$61	(1)
Coach Lantern	—	7,884	2/1/2016	2.69%	$—	(2)
Foxcroft	—	8,760	2/1/2016	2.69%	$—	(2)
Park Hill	10,015	10,173	3/1/2018	5.05%	$56	(1)
Total	$27,499	$44,559
_________________

(1)	Monthly payments includes principal and interest at a fixed rate.

(2)	Partnership sold the property on December 1, 2015 and paid off the mortgage.
Annual principal payments on the mortgage notes payable for the future years ending December 31, are as follows (in thousands):

2016	$435
2017	17,390
2018	9,674
$27,499

In addition, to annual principal payments on the mortgage notes payable, total aggregate required escrow payments are $1.6 million through March 1, 2018.
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
DECEMBER 31, 2015

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	December 31,
	2015	2014
Receivables from related parties:
RAI and affiliates	$165	$100

Payables to related parties:
RAI and affiliates	$3,458	$3,123
Substantially all of the receivables from related parties represents escrow funds held by RAI for self-insurance. The Partnership's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pool on its books. The Partnership's properties paid a total insurance premium of $129,000. The insurance pool covers losses up to $2.5 million for property losses and the first $25,000 of each general liability loss up to an annual maximum of $1 million. Catastrophic insurance would cover property losses in excess of the insurance pool up to $140 million. Therefore, unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse effect on the Partnership's financial condition and operating results.
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds that have been deployed in real estate investments, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at December 31, 2015 and 2014 totaled $2.7 million and $2.4 million, respectively.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties.  Management fees due to RCP and affiliates at December 31, 2015 and 2014 totaled $563,000 and $435,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  Operating expense advances due to RCP and RREMI at December 31, 2015 and 2014 totaled $204,000 and $252,000, respectively. Total operating expenses reimbursed during the years ended December 31, 2015 and 2014 were $1.6 million and $1.5 million, respectively. Reimbursed expenses include payroll and miscellaneous operating expenses. Reimbursed operating expenses are included in property operating expenses in the consolidated statements of operations and comprehensive loss.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The Partnership is obligated to pay fees to related parties.  These activities are summarized as follows (in thousands):

	Years Ended
	December 31,
	2015	2014
RCP:
Investment management fees (1)	$329	$339

RREML:
Property management fees (2)	501	492
Debt management fees (3)	50	41
	551	533
	$880	$872
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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The carrying amount and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable:
Memorial Towers	$7,109	$7,255	$7,214	$7,503
Villas	10,375	10,587	10,528	10,948
Coach Lantern	—	—	7,884	7,904
Foxcroft	—	—	8,760	8,782
Park Hill	10,015	10,328	10,173	10,604
Total mortgage notes payable	$27,499	$28,170	$44,559	$45,741
NOTE 8 – SALE OF RENTAL PROPERTY
The Company presents the gain on sale of rental property in the Consolidated Statement of Operations and Cash Flow Statement. In December 2015, the Partnership sold its interests in Coach Lantern and Foxcroft and recognized gains of $7.8 million and $5.3 million on the sales, respectively. Pretax net income (loss) for Coach Lantern was $406,000 and $(5,160) for the years ended December 31, 2015 and 2014, respectively. Pretax net income (loss) for Foxcroft was $372,000 and $(84,578) for the years ended December 31, 2015 and 2014, respectively.
NOTE 9 – SUBSEQUENT EVENTS
The partnership is under contract to sell Memorial Towers as of March 10, 2016 for $18 million.
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

Under the supervision of the chief executive officer and chief financial officer of our General Partner, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our General Partner assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, the General Partner used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our General Partner concluded that, as of December 31, 2015, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Directors and Executive Officers of Our General Partner
The following table sets forth information with respect to the executive officers, directors and key personnel of our General Partner:

NAME	AGE	POSITION OR OFFICE
Jonathan Z. Cohen	45	Director
Alan F. Feldman	52	Director and Senior Vice President
David E. Bloom	51	Director and Senior Vice President
Kevin M. Finkel	44	President
Steven R. Saltzman	52	Vice President of Finance and Chief Financial and Accounting Officer
Darshan V. Patel	45	Chief Legal Officer
Michael Yecies	48	Secretary
Jonathan Z. Cohen, a Director since 2002. Mr. Cohen also has served as Chairman and a Director of Resource Real Estate Management since 2005 and as Chief Executive Officer, President and a Director of Resource Capital Corp., (NYSE: RSO), a real estate investment trust managed by Resource America, since its formation in 2005. Mr. Cohen has been President since 2003 and Chief Executive Officer since 2004 of Resource America and also has served as Chairman and a Director of Resource Financial Institutions Group, Inc., a subsidiary of Resource America, since 2005. He has been the Executive Vice Chairman of the Board of Directors of Atlas Growth Partners GP, LLC, the general partner of Atlas Growth Partners, L.P., an emerging growth company in the oil and natural gas industry, since its inception in 2013. Mr. Cohen has served as the Executive Chairman of the Board of Directors of Atlas Energy Group, LLC (NYSE: ATLS) since February 2015, and before that was Vice Chairman from February 2012. Mr. Cohen has served as Executive Vice Chairman of Atlas Resource Partners, L.P. (NYSE: ARP) since August 2015. Mr. Cohen served as Executive Chairman of the Board of Atlas Energy, L.P.’s general partner inform January 2012 until the Atlas Energy Merger in February 2015. Before that, he served as Chairman of the Board of Atlas Energy’s general partner from February 2011 until January 2012 and as Vice Chairman of the Board of its general partner from its formation in January 2006 until February 2011. Mr. Cohen served as the chairman of the executive committee of Atlas Energy’s general partner from 2006 until the Atlas Energy Merger in February 2015. Mr. Cohen was the Vice Chairman of the Board of Atlas Energy, Inc. from its incorporation in September 2000 until February 2011. Mr. Cohen was the Executive Vice Chair of the managing board of Atlas Pipeline Partners GP, LLC from its formation in 1999 until February 2015. Mr. Cohen was the Vice Chairman of the Board of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc., from their formation in June 2006 until February 2011.
Alan F. Feldman, a Director and Senior Vice President since 2004.  Mr. Feldman also has served as Chief Executive Officer of Resource Real Estate, a subsidiary of Resource America, since 2004, President and a Director of Resource Real Estate Management since 2005 and a Senior Vice President of Resource America since 2002.  Mr. Feldman was President of Resource Properties, a subsidiary of Resource America, from 2002 to 2005.  From 1998 to 2002, Mr. Feldman was a Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization.  From 1992 through 1998 Mr. Feldman was an Executive Vice President of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization, where he was responsible for the firm’s 20 million square feet of managed retail properties.  From 1990 to 1992 Mr. Feldman was a Director at Strouse, Greenberg & Co., a regional full service real estate company.  From 1986 through 1988, Mr. Feldman was an engineer at Squibb Corporation.  Mr. Feldman’s extensive experience and knowledge in the real estate business is an asset to our General Partner’s board.
David E. Bloom, a Director since 2002, President from 2002 to 2006 and Senior Vice President since 2006. Mr. Bloom also has served as President and a Director of Resource Real Estate since 2004, and as a Senior Vice President of Resource America, a position he has held since September 2001. Mr. Bloom joined Resource America from Colony Capital, LLC, a Los Angeles-based real estate fund, where he was a Senior Vice President as well as a Principal of Colony Capital Asia Pacific from 1999 to 2001. While at Colony, Mr. Bloom was responsible for the identification, evaluation and consummation of new investments, and he actively participated in the firm’s equity and debt raising efforts. From 1998 to 1999, Mr. Bloom was a Director at Sonnenblick-

(Back to Index)

(Back to Index)

Goldman Company, a New York based real estate investment bank. From 1992 to 1998, Mr. Bloom practiced law in the real estate and corporate departments of Wilkie Farr & Gallagher in New York and Drinker Biddle & Reath in Philadelphia. Prior to practicing law, Mr. Bloom began his real estate career in 1987 as an Acquisitions and Development Associate with Strouse, Greenberg & Company, a regional full-service real estate company. Mr. Bloom’s extensive experience and knowledge in the real estate business is an asset to our General Partner’s board.
Kevin M. Finkel, President since 2006 and Senior Vice President from 2003 to 2006. Mr. Finkel also has served as Executive Vice President since 2008 and Director of Acquisitions since 2004 of Resource Real Estate, Vice President of Resource America from 2006 till 2013, and Senior Vice President of Resource America since 2013. Mr. Finkel joined Resource America in 2002. Prior to joining Resource America, Mr. Finkel was an investment banker at Barclays Capital from 1998 to 2000 and at Deutsche Bank Securities from 1994 to 1998.
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
Darshan V. Patel, Chief Compliance Officer since 2002.  Mr. Patel also has served as Vice President of Resource America since 2005 and Associate General Counsel for Resource America since 2001.  From 1998 to 2001, Mr. Patel was associated with the law firm of Berman, Paley, Goldstein & Kannry practicing commercial litigation and real estate law.  From 1996 to 1998, Mr. Patel was associated with the law firm of Glynn & Associates practicing litigation and real estate law.
Michael S. Yecies, Senior Vice President, Chief Legal Officer and Secretary since 1998. Mr. Yecies has served as Senior Vice President since 2005, Vice President from 1998 to 2005, and Senior Vice President, Chief Legal Officer and Secretary of Resource Capital Corp. since its inception in 2005. Mr Yecies previously served as Chief Legal Officer and Secretary of Atlas Energy, Inc., and Atlas Pipeline Partners GP, LLC since their inception through their initial public offerings and subsequent spin-offs from Resource America. Michael was an attorney in the Corporate and Special Litigation Departments at Duane Morris LLP (an international law firm) from 1994 to 1998.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partner, and holders of greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2015.
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

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percent of Class
Units of limited partnership interest	Resource Capital Partners, Inc.	205,578	5.55%

Units of limited partnership interest	Jonathan Z. Cohen, Chairman of the Board	−	−
	Alan F. Feldman, Senior Vice President and Director	967	Less than 0.01%
	Kevin M. Finkel, President	−	−
	Steven R. Saltzman, Vice President - Finance	−	−
	David E. Bloom, Senior Vice President and Director	−	−
	Darshan V. Patel, Chief Legal Officer and Assistant Secretary	−	−
	Michael S. Yecies, Secretary	−	−
	All directors and executive officers as a group	967	Less than 0.01%

(1)	The address for each beneficial owner is One Crescent Drive, Suite 203, Philadelphia, Pennsylvania 19112.

(2)	Beneficial ownership of directors and officers excludes amounts that may be attributable to them as a result of the units beneficially owned by Resource Capital Partners.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
We pay our General Partner and its affiliates the following fees for their services.
Property Management Fees
We pay Resource Real Estate Management, an affiliate of our General Partner, a monthly property management fee in an amount equal to 5% of our gross cash receipts from the operation of our Properties. This fee is for Resource Real Estate Management’s services in managing the Properties or obtaining and supervising subcontractor Property managers, which may be affiliates of Resource Real Estate Management or independent third-parties. Resource Real Estate Management is permitted to manage the Properties through a property management affiliate or subcontract the management of the Properties to unaffiliated third-party subcontractors. If Resource Real Estate Management subcontracts the management of the Properties, then it will pay all management fees payable to the subcontractor managers of our Properties. For the years ended December 31, 2015 and 2014, Resource Real Estate Management earned $501,000 and $492,000 respectively, in real estate property management fees.
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

(Back to Index)

(Back to Index)

Resource Real Estate Management earned $50,000 and $41,000 in real estate debt management fees during each of the years ended December 31, 2015 and 2014, respectively.
Deferral of Property and Real Estate Debt Management Fees
We pay Resource Real Estate Management or its affiliates the real estate management fees for our Real Estate Investments from our operating revenues and our General Partner may, in its discretion, from time to time defer payment of all or any portion of such fees related to our Real Estate Investments, and accrue the same, if it deems our operating revenues are insufficient to pay such fees and still satisfy our investment objectives. We will pay any deferred fees to Resource Real Estate Management when our General Partner deems our operating revenues are sufficient to make such payment. As of December 31, 2015 and 2014, no fees had been deferred.
Investment Management Fees
We pay our General Partner or its affiliates an annual investment management fee payable from our revenues in an amount equal to 1% of the gross offering proceeds that have been deployed in real estate investments from the offering that have been, and continue to be, deployed in Real Estate Investments. The investment management fee is for our General Partner’s professional services rendered in our administration, including, but not limited to, the preparation and distribution of our required quarterly and annual reports to our limited partners. Since the annual investment management fee is for our General Partner’s professional services, it is in addition to the reimbursements we pay our General Partner for certain administrative expenses that it and its affiliates incur on our behalf as described below in “Reimbursement of Administrative Expenses and Direct Costs.” Up to 100% of our General Partner’s annual investment management fee is subordinated to our limited partners’ receipt of their Preferred Return. Our General Partner is entitled at any time to an additional share of our cash distributions to recoup any investment management fees or distributions that were previously subordinated to the extent that our cash distributions to our limited partners exceeded their Preferred Return. Our General Partner earned $329,000 and $339,000 in investment management fees, the payment of which was deferred under the subordination clause of the Partnership Agreement during each of the years ended December 31, 2015 and 2014, respectively.
Property Financing Fee for Refinancing a Property
We pay our General Partner or its affiliates a property financing fee equal to 0.5% of the face amount of any refinancing we obtain for our interest in the Properties. This fee is for our General Partner’s or its affiliates’ services in obtaining the financing and negotiating its terms. The property financing fee for refinancing will not be paid for Real Estate Debt Investments. There were no refinancings of the Properties during the years ended December 31, 2015 and 2014, and, accordingly, no fees were paid.
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
Parent Entities
See Item 1, “Business - General
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP for the period ended December 31, 2015 and 2014 for professional services rendered was $128,806 and $103,829, respectively.
Audit-Related Fees. We did not incur any audit-related fees from Grant Thornton LLP during 2015 and 2014.
Tax Fees. We did not incur any fees for tax services from Grant Thornton LLP during 2015 and 2014.
All Other Fees. We did not incur any other fees from Grant Thornton LLP during 2015 and 2014.
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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014
Consolidated Statement of Changes in Partners’ Capital for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
Notes to Consolidated Financial Statements - December 31, 2015

2.	Financial Statement Schedules

i.	Schedule II - Valuation and Qualifying Accounts

ii.	Schedule III Investments in Real Estate

iii.	Schedule IV - Investments in Mortgage Loans on Real Estate

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
10.1	Agreement of Sale - Casco Bay Portfolio
10.2	Agreement of Sale-Memorial Towers
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following information from the Partnership's annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

March 29, 2016	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Director	March 29, 2016
JONATHAN Z. COHEN

/s/ Alan F. Feldman	Director and Senior Vice President	March 29, 2016
ALAN F. FELDMAN

/s/ David E. Bloom	Director and Senior Vice President	March 29, 2016
DAVID E. BLOOM

/s/ Kevin M. Finkel	President	March 29, 2016
KEVIN M. FINKEL	(Principal Executive Officer)

/s/ Steven R. Saltzman	Vice President - Finance	March 29, 2016
STEVEN R. SALTZMAN	(Principal Financial and Accounting Officer)

(Back to Index)

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2015
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income is computed
		Buildings and land improvements	Improvements carrying costs	Buildings and land improvements total
Real estate owned:
Residential	$7,109	9,561	$1,685	$11,246	$(3,319)	1969	12/18/2007	3 - 27.5 years
Houston, TX

Residential	10,375	13,726	1,239	14,965	(4,737)	1985	12/27/2007	3 - 27.5 years
San Antonio, TX

Residential	10,015	15,329	2,168	17,497	(5,044)	1984	2/29/2008	3 - 27.5 years
San Antonio, TX

	$27,499	$38,616	$5,092	$43,708	$(13,100)

	Years Ended
	December 31, 2015
	2015	2014
Balance at the beginning of the period	69,662	69,572
Additions during period:
Improvements, etc.	437	320
Deductions during period:
Disposals	(26,391)	(230)
Balance at close of period	43,708	69,662

(Back to Index)

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE IV
Loans Held for Investment
December 31, 2015
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest

Multi-family unit, San Bernardino, CA	Fixed interest rate of 10.27%	8/11/2016	—	n/a	$2,000	$—	$2,000

Multi-family unit, San Bernardino, CA	Fixed interest rate of 10.27%	8/11/2016	—	n/a	$400	$—	$400

Multi-family unit, Las Vegas, NV	Fixed interest rate of 12.75%	5/8/2017	—	n/a	500	—	500

					$2,900	$—	$2,500

(Back to Index)