Form 10-Q
period 2016-03-31
Resource Real Estate Investors 6 LP
filed 2016-05-16
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$3,129	$3,129
Buildings and improvements	27,825	27,823
Personal property	1,529	1,510
Total rental properties at cost	32,483	32,462
Accumulated depreciation and amortization	(10,065)	(9,781)
Total rental properties, net	22,418	22,681
Assets held for sale	7,935	7,927

Cash	3,269	3,233
Restricted cash	587	1,334
Tenant receivables, net	2	2
Receivables from related parties	105	165
Prepaid expenses and other assets	61	178
Total assets	$34,377	$35,520
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable, net	$27,208	$27,281
Accounts payable and accrued expenses	606	352
Real estate taxes payable	305	1,110
Accrued interest	126	126
Payables to related parties	3,521	3,458
Prepaid rent	62	52
Security deposits	94	92
Total liabilities	31,922	32,471
Partners’ capital	2,455	3,049
Total liabilities and partners’ capital	$34,377	$35,520

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$1,708	$2,480

Expenses:
Rental operating	1,077	1,253
Management fees – related parties	150	221
General and administrative	183	165
Depreciation and amortization	288	614
Total expenses	1,698	2,253

Income before other income (expense)	10	227

Other income (expense):
Interest expense, net	(405)	(615)
Loss on sale or disposal of fixed assets	(3)	(5)
Net loss	$(398)	$(393)

Weighted average number of limited partner units outstanding	3,702	3,702

Net (loss) per weighted average limited partner unit	$(0.11)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2016	$1	3,701,890	$3,048	$3,049
Distributions	—	—	(196)	(196)
Net loss	—	—	(398)	(398)
Balance at March 31, 2016	$1	3,701,890	$2,454	$2,455

The accompanying notes are an integral part of this consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,

	2016	2015
Cash flows from operating activities:
Net loss	$(398)	$(393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	288	614
Amortization of deferred financing costs	36	40
Loss on sale or disposal of fixed assets	3	5
Changes in operating assets and liabilities:
Restricted cash	747	733
Tenant receivables, net	—	3
Accounts receivable other	89	—
Receivables from related parties	60	35
Prepaid expense and other assets	28	3
Accounts payable and accrued expenses	254	9
Real estate taxes	(805)	(772)
Payables to related parties	63	180
Prepaid rent	11	17
Security deposits	3	4
Net cash provided by operating activities	379	478

Cash flows from investing activities:
Capital expenditures	(38)	(61)
Net cash used in investing activities	(38)	(61)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(109)	(107)
Distributions to limited partners	(196)	(281)
Net cash used in financing activities	(305)	(388)
Net increase in cash	36	29
Cash at beginning of period	3,233	474
Cash at end of period	$3,269	$503

The accompanying notes are an integral part of this consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)
NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns through its wholly-owned subsidiaries and operates multifamily residential rental properties located in Texas (the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.55% limited partnership interest in the Partnership at both March 31, 2016 and December 31, 2015.  RCP is an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
The General Partner from time to time, in its discretion, may extend the Partnership's term for up to an aggregate of two years. The General Partner has complete and exclusive discretion in the management of our business. On June 29, 2015, by written notice to the partners, the General Partner elected to extend the term for one year to July 30, 2016. The General Partner expects, based upon current conditions, to elect to extend the Partnership's term for one additional year to maximize our return to our partners.
The Partnership's First Amended and Restated Agreement of Limited Partnership (the "Agreement") provides that income is allocated as follows: first, to the partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts; second, to the partners in proportion to the allocations of Distributable Cash (as defined in the Agreement); and third, 100% to the limited partners (“LPs”).  All losses are allocated as follows: first, 100% to the LPs until the LPs have been allocated losses equal to the excess, if any, of their aggregate capital account balances over the aggregate Adjusted Capital Contributions (as defined in the Agreement); second, to the partners in proportion to and to the extent of their respective remaining positive capital account balances, if any; and third, 100% to the LPs.
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

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2016 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
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
(1) The partnership sold its interests in Coach Lantern and Foxcroft on December 1, 2015. Pre-tax income for Coach Lantern for the three months ended March 31, 2016 and 2015 are $6,000 and $22,000, respectively. Pre-tax (loss) for Foxcroft for the three months ended March 31, 2016 and 2015 are $(13,000) and $(9,000), respectively.
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
Geographic Concentration Risk
As of March 31, 2016, the Company’s net investments in real estate in Texas represented 100% of the Partnership’s total assets.  As a result, the geographic concentration of the Partnership’s portfolio makes it particularly susceptible to adverse economic developments in Texas’ real estate market. Any adverse economic or real estate developments in this market could adversely affect the Partnership’s operating results.
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
Assets Held for Sale
The Partnership presents the assets and liabilities of any rental properties which have been sold subsequent to the balance sheet date, or otherwise qualify as held for sale, separately in the Consolidated Balance Sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. The real estate is presented separately in the Consolidated Balance Sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. At March 31, 2016 and December 31, 2015, the Partnership had one rental property included in assets held for sale, Memorial Towers. Pre-tax income (loss) for the three months ended March 31, 2016 and 2015 are $58,000 and $(44,000), respectively.
Supplemental Disclosure of Cash Flow Information
During the three months ended March 31, 2016 and 2015, the Partnership paid $370,000 and $576,000 in cash for interest, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

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
The Partnership is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2012 through 2015.
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
Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned or received. Total other income was $170,000 and $168,000 for the three months ended March 31, 2016 and 2015, respectively.
The future minimum rental payments to be received from noncancelable operating leases, not including Memorial Towers, total approximately $2.7 million and $49,000 for the twelve months ending March 31, 2017 and 2018, respectively, and none thereafter.
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
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership has estimated that the future cash flows from its properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for the three months ended March 31, 2016 and 2015.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

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

Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled approximately $22,000 and $28,000 for the three months ended March 31, 2016 and 2015, respectively.
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash. The Federal Deposit Insurance Corporation provides insurance for all deposit accounts, deposits and accrued interest, in the amount of $250,000 per account held at an insured bank. As of March 31, 2016, the Partnership had $3.6 million of deposits at various banks, $2.5 million of which were over the insurance limit of the Federal Deposit Insurance Corporation.
Reclassifications
Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the current year presentation. At December 31, 2015 assets held for sale as previously reported in the amount of $11.2 million did not include the associated accumulated depreciation in the amount of $3.3 million related to this property. The impact of this correction is not material and did not affect net income.
In accordance with the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2015-03, "Simplifying the Presentation of Debt Issuance Costs", the Partnership has reclassified $218,000 of debt issuance costs at December 31, 2015 from assets to liabilities as a direct reduction of the related mortgage notes payable.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At both March 31, 2016 and December 31, 2015, the allowance for uncollectible receivables was $0.
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
Recent Accounting Standards
In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as discontinued operations is required. This guidance was effective for

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

the Partnership as of January 1, 2015. This amendment has been considered; however, there have been no disposals that have met this criteria.
In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." ("ASU 2015-01"). The amendments in ASU 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.  ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Partnership adopted this guidance; however, it will not have a significant impact on its consolidated financial statements.
In February 2015, FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Partnership beginning January 1, 2016. The Partnership adopted this guidance and the adoption had no impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Partnership will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the Partnership beginning January 1, 2016. The Partnership has reclassified $218,000 of debt issuance costs at December 31, 2015 from assets to liabilities as a direct reduction of the related mortgage notes payable.
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. The Partnership adopted this guidance; however, it will not have a significant impact on its consolidated financial statements.
Accounting Standards Issued But Not Yet Effective.
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”("ASU 2014-09"), which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for the Partnership beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Partnership is in the process of assessing the impact of this guidance on the Partnership’s consolidated financial statements.
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
In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that leaser assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Partnership is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-02 will have significant impact on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

NOTE 3 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. Required average monthly escrow payments are $121,000 through March 1, 2018.  A summary of the components of restricted cash follows (in thousands):

	March 31, 2016	December 31, 2015
Real estate taxes	$257	$1,107
Insurance	267	185
Capital improvements	63	42
Total	$587	$1,334
NOTE 4 - MORTGAGE NOTES PAYABLE, NET

The following is a summary of the mortgage notes payable, net (in thousands):

	March 31, 2016			December 31, 2015
Collateral	Outstanding Borrowings	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Deferred finance costs, net	Carrying Value
Memorial Towers (1)	$7,082	$(30)	$7,052	$7,109	$(39)	$7,070
Villas	10,335	(44)	10,291	10,375	(57)	10,318
Park Hill	9,973	(108)	9,865	10,015	(122)	9,893
	$27,390	$(182)	$27,208	$27,499	$(218)	$27,281

(1)	As of December 31, 2015 and March 31, 2016, the property is held for sale.

The following table includes additional information about our mortgage notes payable, net (in thousands):

Collateral	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Memorial Towers	1/1/2017	5.49%	$42	(1)
Villas	1/1/2017	5.48%	61	(1)
Park Hill	3/1/2018	5.05%	56	(1)

(1)	Monthly payment includes principal and interest.

Annual principal payments on the mortgage notes payable for each of the next two years ending March 31, are as follows (in thousands):

2017	17,717
2018	9,673
$27,390
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
March 31, 2016
(unaudited)

the subsidiary voluntarily files for bankruptcy or seeks reorganization, or if a related party of the subsidiary does so with respect to the subsidiary.
Deferred Financing Costs
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization was $1.2 million at both March 31, 2016 and December 31, 2015.  Estimated amortization of the Properties’ existing deferred financing costs for the next two years ending March 31, is as follows (in thousands):

2017	169
2018	13
$182

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Receivables from related parties:
RAI and affiliates	$105	$165

Payables to related parties:
RAI and affiliates	$3,521	$3,458

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
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds that have been deployed in real estate investments, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at both March 31, 2016 and December 31, 2015 totaled $2.7 million. The limited partners have not received their Preferred Return over the seven years the Partnership has been operating.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s properties.  Management fees due to RCP and affiliates at March 31, 2016 and December 31, 2015 totaled $539,000 and $563,000, respectively. Debt Management fees due to RCP and affiliates at March 31, 2016 and December 31, 2015 totaled $25,000 and $12,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  Operating expense advances due to RCP and RREMI at March 31, 2016 and December 31, 2015 totaled $224,000 and $204,000, respectively. Total operating expenses reimbursed during the three months ended March 31, 2016 and 2015 were $276,000 and $866,000, respectively. Reimbursed expenses include payroll and miscellaneous operating expenses. Reimbursed operating expenses are included in property operating expenses in the consolidated statements of operations.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
RCP:
Investment management fees	$53	$85

RREML:
Property management fees (1)	85	124
Debt management fees (2)	12	12
	97	136
	$150	$221
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

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS
In analyzing the fair value of its financial instruments disclosed or accounted for on a fair value basis, the Partnership follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Partnership determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the financial instruments.  The fair value of cash, tenant receivables, and accounts payable approximate their carrying values due to their short term nature.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:
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
The carrying amount and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

	March 31, 2016		December 31, 2015
	Outstanding Borrowings	Fair Value	Outstanding Borrowings	Fair Value
Mortgage notes payable:
Memorial Towers	$7,082	$7,195	$7,109	$7,255
Villas	10,335	10,499	10,375	10,587
Park Hill	9,973	10,253	10,015	10,328
Total mortgage notes payable	$27,390	$27,947	$27,499	$28,170
NOTE 7 - SUBSEQUENT EVENTS
The Partnership sold Memorial Towers for $18 million on May 9, 2016. The Partnership will recognize a gain on sale.
The Company has evaluated subsequent events through the filing of these financial statements and determined no events have occurred, other than those discussed above that would require adjustments to or additional disclosure in the consolidated financial statements.

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

Overview
We are a Delaware limited partnership that was formed on July 26, 2007 and commenced operations on October 1, 2007.  Through our wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties located, after giving affect to recent property sales, in Texas, which we refer to as our properties. Historically, we also invested through a wholly owned subsidiary in subordinated notes secured by multifamily residential rental properties.
The Partnership has begun the process of dissolution through the strategic disposal of assets. On December 1, 2015, the Partnership sold its interest in Coach Lantern and Foxcroft. The remaining assets are expected to be disposed of in 2016.
As of March 31, 2016, we own three multifamily residential rental properties through our wholly-owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/2007	63%	112	Houston, Texas
RRE Villas Holdings, LLC, or Villas	12/27/2007	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	1/29/2008	—	—	(2)
RRE Foxcroft Holdings, LLC, or Foxcroft	1/29/2008	—	—	(2)
RRE Park Hill Holdings, LLC, or Park Hill	2/29/2008	56%	288	San Antonio, Texas
Total			628
_______________

(1)	Original face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

(2)	Foxcroft and Coach Lantern were sold on December 1, 2015.

The following table sets forth operating statistics about the multifamily residential rental properties we owned at March 31, 2016:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Property	2016	2015	2016	2015	2016	2015
Memorial Towers	94.8%	96.4%	$1.38	$1.39	63%	64%
Villas	94.6%	95.9%	$1.01	$0.99	58%	55%
Park Hill	89.4%	89.0%	$0.88	$0.88	73%	65%
_______________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

(Back to Index)

(Back to Index)

We also own two subordinated notes, which we refer to as our Real Estate Debt Investments, through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments which, as of March 31, 2016, were as follows (in thousands, except units and percentages):

Real Estate Debt Investment	Face Value of Note	Carrying Value of Note	Stated Interest Rate	Number of Units	Location
Acacia Park	$2,000	$—	10.27%	304	San Bernardino, California
Southern Cove	$500	$—	12.75%	100	Las Vegas, Nevada
During the year ended December 31, 2012, the notes were deemed uncollectible and charged off.
Results of Operations

We generate our income from the net revenues we receive from our Properties.  We also have generated and may in the future generate funds from the sale or refinancing of our Properties or, although unlikely, the sale or repayment of our Real Estate Debt Investments.  We expect that we will sell the remaining Properties during the next year as the Partnership winds down. Memorial Towers which was under contract to sell at March 31, 2016, was sold on May 9, 2016. In view of their defaulted status, we do not expect any repayments from, or to be able to sell, our Real Estate Debt Investments.  Should economic conditions in the areas in which our remaining Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit or eliminate our ability to make distributions to our limited partners.
Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.
     The amount of rental revenues from our Properties depends upon their occupancy rates, rental rates, and concessions granted.  We seek to maximize our rental revenue through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties remained consistent compared to the same period in 2015 in regards to the average occupancy rate during the three months ended March 31, 2016 with an average occupancy rate of 92.9%.  The average effective rent per square foot increased by $0.02 across the Properties during the three months ended March 31, 2016 compared to the same period in 2015. We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
Our existing financing is at fixed rates of interest, and accordingly, our interest cost has remained stable during the period of our ownership of the Properties.  Because our existing financing extends through periods ranging from 2017 to 2018, we expect that our financing costs will remain stable during fiscal 2016.
Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we could potentially spend approximately $188,000 during the remainder of the Partnership term for property improvements intended to increase the Properties’ appeal to tenants and potential purchasers.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, increase rental rates to ensure that we maximize the return to our Partners.

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Revenues:
Rental income	$1,708	$2,480	$(772)	(31)%

Expenses:
Rental operating	1,077	1,253	(176)	(14.0)%
Management fees – related parties	150	221	(71)	(32)%
General and administrative	183	165	18	11%
Depreciation and amortization	288	614	(326)	(53)%
Total expenses	1,698	2,253	(555)	(24.6)%
Income (loss) before other expense	10	227	(217)	(96)%

Other (expense):
Interest expense, net	(405)	(615)	(210)	(34)%
(Loss) on disposal of fixed assets, net	(3)	(5)	(2)	(40)%
Net (loss)	$(398)	$(393)	$(5)	(1)%

Weighted average number of limited partner units outstanding	3,702	3,702

Net (loss) per weighted average limited partner unit	$(0.11)	$(0.11)
Revenues
Revenues for the three months ended March 31, 2016 as compared to the same period in 2015 decreased by 31% due to a 0.9% decrease in average occupancy rates and the loss of revenues recorded during fiscal 2015 from the two sold properties, Coach Lantern and Foxcroft.
Expenses
We attribute the $555,000 decrease in expenses across all properties principally to the sale of two properties as well as:

•	a $71,000 decrease in management fees due to a decrease in revenue; and

•	a $176,000 decrease in rental operating expenses primarily due to a decrease in insurance expense; and

•	a $326,000 decrease in depreciation and amortization due the disposal of fixed assets from the sale of properties and assets held for sale as of December 31, 2015, partially offset by:

•	an $18,000 increase in general and administrative expenses due to an increase in professional fees,

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Provided by operating activities (1)	$379	$478
Used in investing activities	(38)	(61)
Used in financing activities	(305)	(388)
Net increase in cash	$36	$29
_______________

(1)	Including changes in operating assets and liabilities.
Our liquidity needs consist principally of funds to pay the Properties’ debt service, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from both operations and sales, and to control property operating expenses. As a result of the sales of properties, Foxcroft and Coach Lantern, the Partnership has generated enough funds to cover operating expenses, capital expenditures and monthly distributions. Excess cash is held in anticipation of distributions for the limited partner's preferred return as well as the subordinated management fees. The ability to continue to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates.  The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property.
Under our capital improvements program, we review future possible expenditures periodically and adjust them based on both operating results and local market conditions. If market conditions improve and we believe we can achieve an acceptable return on the additional expenditures, we will consider property improvements to increase the Properties' appeal to tenants and to the extent possible, increase the value of the Properties. As of March 31, 2016, we had identified approximately $188,000 of possible capital improvements. To the extent that we implement planned improvements to our Properties, we will seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.
The following table sets forth the capital expenditures incurred during the three months ended March 31, 2016 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$11	$—
Villas	11	139
Park Hill	16	49
Total	$38	$188
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
Our payables to related parties consist of investment, debt and property management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds, net of any limited partnership interests owned by the General Partner.  The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return.

(Back to Index)

(Back to Index)

During the three months ended March 31, 2016, the aggregate debt service requirement for all our mortgage loans over the next 12 months is $19 million. This includes principal payments of $18 million. The Partnership sold Memorial Towers for $18 million on May 9, 2016.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  As of March 31, 2016 and 2015 we have redeemed 11,602 units at an aggregate redemption price of $88,784. No units were redeemed in the three months ended March 31, 2016.
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
For a discussion on our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of March 31, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.
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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II
OTHER INFORMATION
ITEM 6.     EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
10.1	Agreement of Purchase and Sale - Casco Bay Portfolio
10.2	Agreement of Purchase and Sale - Memorial Towers
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following information from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

May 16, 2016	By: /s/ Kevin M. Finkel
KEVIN M. FINKEL
President
(Principal Executive Officer)

May 16, 2016	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President - Finance
(Principal Financial and Accounting Officer)

(Back to Index)