Form 10-Q
period 2016-06-30
Resource Real Estate Investors 6 LP
filed 2016-08-12
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$3,129	$3,129
Buildings and improvements	27,825	27,823
Personal property	1,549	1,510
Total rental properties at cost	32,503	32,462
Accumulated depreciation and amortization	(10,352)	(9,781)
Total rental properties, net	22,151	22,681
Assets held for sale	—	7,927

Cash	2,338	3,233
Restricted cash	468	1,334
Tenant receivables, net	6	2
Receivables from related parties	198	165
Prepaid expenses and other assets	214	178
Total assets	$25,375	$35,520
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable, net	$20,104	$27,281
Accounts payable and accrued expenses	152	352
Real estate taxes payable	452	1,110
Accrued interest	89	126
Payables to related parties	369	3,458
Prepaid rent	17	52
Security deposits	78	92
Total liabilities	21,261	32,471
Partners’ capital	4,114	3,049
Total liabilities and partners’ capital	$25,375	$35,520

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$1,550	$2,566	$3,258	$5,046

Expenses:
Rental operating	855	1,256	1,931	2,509
Management fees – related parties	129	225	279	446
General and administrative	101	100	284	265
Depreciation and amortization	287	614	575	1,228
Total expenses	1,372	2,195	3,069	4,448

Income before other income (expense)	178	371	189	598

Other income (expense):
Interest expense, net	(393)	(512)	(798)	(1,127)
Gain on sale of rental properties	9,741	—	9,741	—
Loss on disposal of fixed assets	—	(3)	(4)	(8)
Loss on extinguishment of debt	(204)	—	(204)	—
Net income (loss)	$9,322	$(144)	$8,924	$(537)

Weighted average number of limited partner units outstanding	3,702	3,702	3,702	3,702

Net income (loss) per weighted average limited partner unit	$2.52	$(0.04)	$2.41	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2016	$1	3,701,890	$3,048	$3,049
Distributions	—	—	(7,859)	(7,859)
Net income	—	—	8,924	8,924
Balance at June 30, 2016	$1	3,701,890	$4,113	$4,114

The accompanying notes are an integral part of this consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,

	2016	2015
Cash flows from operating activities:
Net income (loss)	$8,924	$(537)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	575	1,228
Amortization of deferred financing costs	93	80
Loss on disposal of fixed assets	4	8
Gain on sale of rental property	(9,741)	—
Changes in operating assets and liabilities:
Restricted cash	858	632
Tenant receivables, net	(8)	(5)
Accounts receivable other	89	—
Receivables from related parties	(33)	(56)
Prepaid expense and other assets	(112)	(95)
Accounts payable and accrued expenses	133	(172)
Real estate taxes payable	(558)	(487)
Payables to related parties	(3,089)	362
Accrued interest	(5)	(38)
Prepaid rent	(31)	39
Security deposits	5	2
Net cash (used in) provided by operating activities	(2,896)	961

Cash flows from investing activities:
Proceeds from sale of rental property, net of closing costs	10,105	—
Capital expenditures	(57)	(140)
Capital reserves escrow	8	4
Net cash provided by (used in) investing activities	10,056	(136)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(196)	(207)
Distributions to limited partners	(7,859)	(559)
Net cash used in financing activities	(8,055)	(766)
Net (decrease) increase in cash	(895)	59
Cash at beginning of period	3,233	474
Cash at end of period	$2,338	$533

Non-cash Investing and Financing Activities
Settlement of mortgage notes payable with proceeds from sale of rental property	$(7,074)	$—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)
NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns through its wholly-owned subsidiaries and operates multifamily residential rental properties located in Texas (the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.55% limited partnership interest in the Partnership at both June 30, 2016 and December 31, 2015.  RCP is an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors.
The General Partner, in its discretion, may extend the Partnership's term for up to an aggregate of two years. The General Partner has complete and exclusive discretion in the management of our business. On June 29, 2015, by written notice to the partners, the General Partner elected to extend the term for one year to July 30, 2016. On May 20, 2016, by written notice to the partners, the General Partner elected to extend the term for one additional year to July 30, 2017 to maximize the Partnership's return to its partners.
The Partnership has begun the process of dissolution through the strategic disposal of assets. On December 1, 2015, the Partnership sold its interest in Coach Lantern and Foxcroft. Memorial Towers was sold on May 9, 2016. As of July 22, 2016 Villas of Henderson Pass is under contract to sell. The remaining asset is expected to be disposed of in 2017.
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

The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2016 are unaudited. The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries, as follows:

Subsidiaries	Number of Units	Location
RRE Memorial Towers Holdings, LLC (“Memorial Towers”)	—	(1)
RRE Villas Holdings, LLC (“Villas”)	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC (“Coach Lantern”)	—	(2)
RRE Foxcroft Holdings, LLC (“Foxcroft”)	—	(3)
RRE Park Hill Holdings, LLC (“Park Hill”)	288	San Antonio, Texas
Total	516
(1) The partnership sold its interests in Memorial Towers on May 9, 2016.
(2) The partnership sold its interests in Coach Lantern on December 1, 2015.
(3) The partnership sold its interests in Foxcroft on December 1, 2015.

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
Geographic Concentration Risk
As of June 30, 2016, the Partnership’s net investments in real estate in San Antonio, Texas represented 100% of the Partnership’s total assets.  As a result, the geographic concentration of the Partnership’s portfolio makes it particularly susceptible to adverse economic developments in San Antonio, Texas’ real estate market. Any adverse economic or real estate developments in this market could adversely affect the Partnership’s operating results.
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
Assets Held for Sale
The Partnership presents the assets and liabilities of any rental properties that qualify as held for sale separately in the Consolidated Balance Sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. At June 30, 2016, the Partnership had no rental properties included in assets held for sale.
Supplemental Disclosure of Cash Flow Information
During the six months ended June 30, 2016 and 2015, the Partnership paid $742,000 and $1.08 million in cash for interest, respectively.
Deferred Financing Costs

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

Costs incurred to obtain financing have been capitalized and are being amortized over the term of the related debt using the effective yield method. In accordance with adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update("ASU") 2015-03 "Simplifying the Presentation of Debt Issuance Costs", the Partnership has recorded deferred financing costs as a direct reduction of the related mortgage notes payable.
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
The Partnership is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2013 through 2015.
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
Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned or received. Total other income was $190,000 and $360,000 for the three and six months ended June 30, 2016, respectively. Total other income was $193,000 and $383,000 for the three and six months ended June 30, 2015, respectively.
The future minimum rental payments to be received from noncancelable operating leases total approximately $2.3 million and $11,000 for the twelve months ending June 30, 2017 and 2018, respectively, and none thereafter.
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
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership has estimated that the future cash flows from its properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for the six months ended June 30, 2016 and 2015.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
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

Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled approximately $18,000 and $40,000 for the three and six months ended June 30, 2016, respectively, compared to $32,000 and $60,000 for the three and six months ended June 30, 2015, respectively.
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash. The Federal Deposit Insurance Corporation provides insurance for all deposit accounts, deposits and accrued interest, in the amount of $250,000 per depositor held at an insured bank. As of June 30, 2016, the Partnership had approximately $2.7 million of deposits at various banks, $1.6 million of which were over the insurance limit of the Federal Deposit Insurance Corporation.
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
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At both June 30, 2016 and December 31, 2015, the allowance for uncollectible receivables was $0.
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
Recent Accounting Standards
In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." ("ASU 2015-01"). The amendments in ASU 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.  ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  The Partnership adopted this guidance effective January 1, 2016; however, it did not have a significant impact on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This guidance is effective for the Partnership beginning January 1, 2016. As required by ASU 2015-03, the Partnership applied the new guidance on a retrospective basis and adjusted the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. The Partnership has reclassified $218,000 of debt issuance costs at December 31, 2015 from assets to liabilities as a direct reduction of the related mortgage notes payable.
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. The Partnership adopted this guidance; however, it did not have a significant impact on its consolidated financial statements.
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
In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Partnership is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-02 will have significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses” (ASU No. 2016-13) which requires measurement and recognition of expected credit losses for financial assets held. The standard update is effective for the Partnership beginning January 1, 2019. The Partnership is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-13 to have a significant impact on its consolidated financial statements.
NOTE 3 - RESTRICTED CASH

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. Required average monthly escrow payments are $93,000 through March 1, 2018.  A summary of the components of restricted cash follows (in thousands):

	June 30, 2016	December 31, 2015
Real estate taxes	$383	$1,107
Insurance	51	185
Capital improvements	34	42
Total	$468	$1,334
NOTE 4 - MORTGAGE NOTES PAYABLE, NET

The following is a summary of the mortgage notes payable, net (in thousands):

	June 30, 2016			December 31, 2015
Collateral	Outstanding Borrowings	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Deferred finance costs, net	Carrying Value
Memorial Towers (1)	$—	$—	$—	$7,109	$(39)	$7,070
Villas	10,296	(31)	10,265	10,375	(57)	10,318
Park Hill	9,933	(94)	9,839	10,015	(122)	9,893
	$20,229	$(125)	$20,104	$27,499	$(218)	$27,281
(1) Memorial Towers was sold on May 9, 2016. Proceeds from sale were used to pay the outstanding borrowings. The Partnership incurred a $204,000 loss on extinguishment of debt as a result of the prepayment.

The following table includes additional information about the Partnership's mortgage notes payable, net (in thousands):

Collateral	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Villas	1/1/2017	5.48%	61	(1)
Park Hill	3/1/2018	5.05%	56	(1)

(1)	Monthly payment includes principal and interest.

Annual principal payments on the mortgage notes payable for each of the next two years ending June 30, are as follows (in thousands):

2017	$10,467
2018	9,762
$20,229
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization was $927,000 and $1.2 million at June 30, 2016 and December 31, 2015, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the next two years ending June 30, is as follows (in thousands):

2017	$85
2018	40
$125

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On May 22, 2016, RAI agreed to be acquired by C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities.  The proposed merger is expected to close late in the third quarter of 2016 and is subject to approval by the stockholders RAI, regulatory approvals and other customary closing conditions. Upon closing of the transaction, C-III will control RCP and all of the partnership units of the Partnership currently owned by RCP.
In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Receivables from related parties:
RAI and affiliates	$198	$165

Payables to related parties:
RAI and affiliates	$369	$3,458

Substantially all of the receivables from related parties represent escrow funds held by RAI for self-insurance. The Partnership's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $2.5 million for property losses and the first $50,000 of each general liability incident. Catastrophic insurance would cover property losses in excess of the insurance pool up to $140 million. Therefore, unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse effect on the Partnership's financial condition and operating results. In the three months ended June 30, 2016, the Partnership paid approximately $97,000 into the insurance pools.
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds that have been deployed in real estate investments, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at June 30, 2016 and December 31, 2015 totaled $23,000 and $2.7 million, respectively. The Partnership used proceeds of the sale of Memorial Towers to provide the LPs their Preferred Return. The remaining fees were used to pay the investment management fees due to RCP as of May 9, 2016.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s properties.  Management fees due to RCP and affiliates at June 30, 2016 and December 31, 2015 totaled $179,000 and $563,000, respectively. Debt Management fees due to RCP and affiliates at June 30, 2016 and December 31, 2015 totaled $37,000 and $12,000, respectively.
The Partnership has also made payment for legal services to the law firm of Ledgewood P.C. ("Ledgewood"). Until 1996, the Chairman of RAI was of counsel to Ledgewood. In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, the Chairman continues to receive certain payments from Ledgewood. Until March 2006, a current executive of RAI was the managing member of Ledgewood. This executive remained of counsel to Ledgewood through June

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

2007, at which time he became an Executive Vice President of RAI. Total expenses paid to Ledgewood were $1,000 and $12,000 for the three and six months ended June 30, 2016, respectively, compared to $0 for both the three and six months ended June 30, 2015.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  Operating expense advances due to RCP and RREMI at June 30, 2016 and December 31, 2015 totaled $130,000 and $204,000, respectively. Total operating expenses reimbursed during the three and six months ended June 30, 2016 were $294,000 and $604,000 as compared to $359,000 and $752,000 for the three and six months ended June 30, 2015. Reimbursed expenses include payroll and miscellaneous operating expenses. Reimbursed operating expenses are included in rental operating expenses in the consolidated statements of operations.
The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
RCP:
Investment management fees	$46	$85	$99	$170

RREML:
Property management fees (1)	71	128	156	252
Debt management fees (2)	12	12	24	24
	83	140	180	276
	$129	$225	$279	$446
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

The estimated fair value measurements of the mortgage note payables are classified within level 3 of the fair value hierarchy. The fair value of mortgage notes payable due within twelve months approximate their carrying value due to the short remainder of their life creating an insignificant difference between carrying value and fair value.
The carrying amount and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Outstanding Borrowings	Estimated Fair Value	Outstanding Borrowings	Estimated Fair Value
Mortgage notes payable:
Memorial Towers	$—	$—	$7,109	$7,255
Villas	10,296	10,296	10,375	10,587
Park Hill	9,933	10,222	10,015	10,328
Total mortgage notes payable	$20,229	$20,518	$27,499	$28,170
NOTE 7 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS
The following table presents details of the Partnership's disposition and deconsolidation activity during the three and six months ended June 30, 2016 and 2015 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale
2016 Dispositions:
Memorial Towers	Houston, Texas	May 9, 2016	$18,000	$9,741
				$9,741

2015 Dispositions:
Foxcroft	Scarborough, Maine	December 1, 2015	$15,200	$—	(1)
Coach Lantern	Scarborough, Maine	December 1, 2015	16,750	—	(1)
				$—
(1) Gain on sale of properties disposed of in 2015 was recorded in the three months ended December 31, 2015.

The table below presents the revenues and net income (loss) attributable to properties sold for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Revenues Attributable to Properties Sold		Net Income Attributable to Properties Sold
Multifamily Community	Three months ended June 30, 2016	Six months ended June 30, 2016	Three months ended June 30, 2016	Six months ended June 30, 2016
2016 Dispositions:
Memorial Towers	$262	$788	$9,521	$9,579
	$262	$788	$9,984	$27,767

2015 Dispositions:	Three months ended June 30, 2015	Six months ended June 30, 2015	Three months ended June 30, 2015	Six months ended June 30, 2015
Foxcroft	$443	$858	$93	$83
Coach Lantern	400	770	111	133
	$843	$1,628	$204	$216

NOTE 8 - SUBSEQUENT EVENTS

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

The Partnership entered into a contract on July 22, 2016 to sell Villas for $18 million. The sale is anticipated to close during the quarter ended September 30, 2016. The Partnership expects to recognize a gain on the sale.
The Partnership has evaluated subsequent events through the filing of these financial statements and determined no events have occurred that would require adjustments to or additional disclosure in the consolidated financial statements.

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
We have begun the process of dissolution through the strategic disposal of assets. On December 1, 2015, we sold our interest in Coach Lantern and Foxcroft. Memorial Towers was sold on May 9, 2016. As of July 22, 2016 Villas of Henderson Pass is under contract to sell. The remaining asset is expected to be disposed of in 2017.
As of June 30, 2016, we own two multifamily residential rental properties through our wholly-owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/2007	—	—	(2)
RRE Villas Holdings, LLC, or Villas	12/27/2007	67%	228	San Antonio, Texas
RRE Coach Lantern Holdings, LLC, or Coach Lantern	1/29/2008	—	—	(3)
RRE Foxcroft Holdings, LLC, or Foxcroft	1/29/2008	—	—	(3)
RRE Park Hill Holdings, LLC, or Park Hill	2/29/2008	56%	288	San Antonio, Texas
Total			516
_______________

(1)	Original face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

(2)	Memorial Towers was sold on May 9, 2016.

(3)	Foxcroft and Coach Lantern were sold on December 1, 2015.

The following table sets forth operating statistics about the multifamily residential rental properties we owned at June 30, 2016. This table does not include information with respect to Memorial Towers, which was sold in May, 2016:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Property	2016	2015	2016	2015	2016	2015
Villas	95.1%	95.7%	$1.02	$0.99	63%	57%
Park Hill	95.2%	92.0%	$0.99	$0.91	67%	69%

(Back to Index)

(Back to Index)

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Property	2016	2015	2016	2015	2016	2015
Villas	94.9%	95.8%	$1.02	$0.99	60%	56%
Park Hill	92.9%	90.5%	$0.94	$0.90	70%	67%
_______________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

We also own two subordinated notes, which we refer to as our Real Estate Debt Investments, through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investments which, as of June 30, 2016, were as follows (in thousands, except units and percentages):

Real Estate Debt Investment	Face Value of Note	Carrying Value of Note	Stated Interest Rate	Number of Units	Location
Acacia Park	$2,000	$—	10.27%	304	San Bernardino, California
Southern Cove	$500	$—	12.75%	100	Las Vegas, Nevada
During the year ended December 31, 2012, the notes were deemed uncollectible and charged off.

(Back to Index)

(Back to Index)

Results of Operations

We generate our income from the net revenues we receive from our Properties.  We also have generated and may in the future generate funds from the sale or refinancing of our Properties or, although unlikely, the sale or repayment of our Real Estate Debt Investments.  We expect that we will sell the remaining Properties within the next fiscal year as the Partnership winds down. Memorial Towers which was under contract to sell at March 31, 2016, was sold on May 9, 2016. Currently, Villas of Henderson Pass is under contract to sell by September 15, 2016. In view of their defaulted status, we do not expect any repayments from, or to be able to sell, our Real Estate Debt Investments.  Should economic conditions in the areas in which our remaining Properties are located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of our Properties and limit or eliminate our ability to make distributions to our limited partners.
Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.
     The amount of rental revenues from our Properties depends upon their occupancy rates, rental rates, and concessions granted.  We seek to maximize our rental revenue through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties experienced an overall increase in the average occupancy rate of approximately 0.7% during the six months ended June 30, 2016 with an average occupancy rate of 93.9% as compared to an average occupancy rate of 93.2% during the same period in 2015.  The average effective rent per square foot increased by $0.07 across the Properties during the six months ended June 30, 2016 compared to the same period in 2015. We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
Our existing financing is at fixed rates of interest, and accordingly, our interest cost has remained stable during the period of our ownership of the Properties.  Because our existing financing extends through periods ranging from 2017 to 2018, we expect that our financing costs will remain stable during fiscal 2016.
Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we could potentially spend approximately $117,000 during the remainder of the Partnership term for property improvements intended to increase the Properties’ appeal to tenants and potential purchasers.  As we implement planned improvements to our Properties, we seek to maintain our occupancy rates and, potentially, increase rental rates to ensure that we maximize the return to our Partners.

(Back to Index)

(Back to Index)

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Revenues:
Rental income	$1,550	$2,566	$(1,016)	(40)%

Expenses:
Rental operating	855	1,256	(401)	(31.9)%
Management fees – related parties	129	225	(96)	(43)%
General and administrative	101	100	1	1%
Depreciation and amortization	287	614	(327)	(53)%
Total expenses	1,372	2,195	(823)	(37.5)%
Income before other expense	178	371	(193)	(52)%

Other income (expense):
Interest expense, net	(393)	(512)	(119)	(23)%
Gain on sale of rental properties	9,741	—	(9,741)	100%
Loss on disposal of fixed assets, net	—	(3)	(3)	(100)%
Loss on extinguishment of debt	(204)	—	(204)	100%
Net income (loss)	$9,322	$(144)	$9,466	6,574%

Weighted average number of limited partner units outstanding	3,702	3,702

Net income (loss) per weighted average limited partner unit	$2.52	$(0.04)
Revenues
Revenues for the three months ended June 30, 2016 as compared to the same period in 2015 decreased by 40% due to the loss of $843,000 of revenue related to sold properties, Coach Lantern and Foxcroft, as well as a $265,000 loss of revenue from the recently sold property, Memorial Towers. The decrease was partially offset by increases in average occupancy rate and average effective rent for the three months ended June 30, 2016 compared to the same period in 2015.
Expenses
We attribute the $823,000 overall decrease in expenses principally to:

•	a $96,000 decrease in management fees due to a decrease in revenue; and

•	a $401,000 decrease in rental operating expenses primarily due to:

•	a $72,000 decrease in property and general liability insurance claims across the RAI managed portfolio,

•	a $81,000 decrease in real estate taxes primarily due to the sale of Foxcroft and Coach Lantern and

•	a $248,000 decrease in operating expenses due to the sale of Foxcroft and Coach Lantern.

•	a $327,000 decrease in depreciation and amortization due to the disposal of fixed assets from the sale of properties and assets held for sale as of December 31, 2015, partially offset by;

•	a $1,000 increase in general and administrative expenses due to an increase in professional fees.

(Back to Index)

(Back to Index)

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Revenues:
Rental income	$3,258	$5,046	$(1,788)	(35)%

Expenses:
Rental operating	1,931	2,509	(578)	(23)%
Management fees – related parties	279	446	(167)	(37)%
General and administrative	284	265	19	7%
Depreciation and amortization	575	1,228	(653)	(53)%
Total expenses	3,069	4,448	(1,379)	(31)%
Income before other expenses	189	598	(409)	(68)%

Other income (expenses):
Interest expense, net	(798)	(1,127)	329	(29)%
Gain on sale of rental properties	9,741	—	(9,741)	100%
(Loss) on sale or disposal of fixed assets, net	$(4)	$(8)	$4	(50)%
Loss on extinguishment of debt	$(204)	$—	$(204)	100%
Net income (loss)	$8,924	$(537)	$9,461	(1,762)%

Weighted average number of limited partner units outstanding	3,702	3,702

Net income (loss) per weighted average limited partner unit	$2.41	$(0.15)
Revenues
Revenues for the six months ended June 30, 2016 as compared to the same period in 2015 decreased by 35% due to the loss of revenues related primarily to two of the sold properties, Coach Lantern and Foxcroft, in the amount of $1.63 million, as well as a $270,000 loss of revenue from the recently sold property, Memorial Towers. The decrease was partially offset by increases in average occupancy rate and average effective rent for the six months ended June 30, 2016 compared to the same period in 2015.
Expenses
We attribute the $1.38 million overall decrease in expenses principally to:

•	a $167,000 decrease in management fees due to a decrease in revenue attributable to the sale of Foxcroft and Coach Lantern.

•	a $578,000 decrease in rental operating expenses due to:

•	a $62,000 decrease in property and general liability insurance claims across the RAI managed portfolio,

•	a $111,000 decrease in real estate taxes primarily due to the sale of Foxcroft and Coach Lantern and,

•	a $405,000 decrease in operating expenses primarily due to the sale of Foxcroft and Coach Lantern.

•	a $653,000 decrease in depreciation and amortization due to the disposal of fixed assets from the sale of properties and assets held for sale as of December 31, 2015, partially offset by;

•	a $19,000 increase in general and administrative expenses due to an increase in professional fees.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Six Months Ended
	June 30,
	2016	2015
(Used in) provided by operating activities (1)	$(2,896)	$961
Provided by (used in) investing activities	10,056	(136)
Used in financing activities	(8,055)	(766)
Net (decrease) increase in cash	$(895)	$59
_______________

(1)	Including changes in operating assets and liabilities.
Our liquidity needs consist principally of funds to pay the Properties’ debt service, required escrow payments, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs historically has been subject to our ability to generate cash from both operations and sales, and to control property operating expenses. However, as a result of the sales of Foxcroft and Coach Lantern, we have generated enough funds to cover operating expenses, capital expenditures and monthly distributions. Moreover, as a result of the sale of Memorial Towers, we have generated enough funds to distribute the limited partner's preferred return as well as the subordinated investment management fees owed as of May 9, 2016. Excess cash for any unforeseen expenses in addition to the Properties' debt service, operating expenses, capital expenditures and monthly distributions to the limited partners. Although our property sales have generated significant current liquidity, we still seek to generate positive cash from operations. The ability to continue to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions where the Properties are located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates.  The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property.
Under our capital improvements program, we review future possible expenditures periodically and adjust them based on both operating results and local market conditions. If market conditions improve and we believe we can achieve an acceptable return on the additional expenditures, we will consider property improvements to increase the Properties' appeal to tenants and potential purchasers and to the extent possible, increase the value of the Properties. As of June 30, 2016, we had identified approximately $117,000 of possible capital improvements. To the extent that we implement planned improvements to our Properties, we will seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.
The following table sets forth the capital expenditures incurred during the six months ended June 30, 2016 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$10	$—
Villas	19	—
Park Hill	28	117
Total	$57	$117
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
As of June 30, 2016, the aggregate debt service requirement for all our mortgage loans over the next 12 months is $11 million. This includes principal payments of $10 million. Future escrow payments of approximately $890,000 are to be paid over the next 12 months. The Partnership sold Memorial Towers for $18 million on May 9, 2016, using proceeds from sale to pay the remaining mortgage balance.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  As of June 30, 2016 and 2015 we have redeemed 11,602 units at an aggregate redemption price of $88,784. No units were redeemed in the six months ended June 30, 2016.
Legal Proceedings
We are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
Subsequent Events
We entered into a contract on July 22, 2016 to sell Villas of Henderson Pass for $18 million. The sale is anticipated to close by September 15, 2016. We expect to recognize a gain on the sale.
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
Off-Balance Sheet Arrangements
As of June 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.
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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II
OTHER INFORMATION
ITEM 6.     EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
10.1	Agreement of Purchase and Sale - Casco Bay Portfolio (incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 29, 2016)
10.2	Agreement of Purchase and Sale - Memorial Towers (incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 29, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following information from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Partners' Capital; and (iv) Consolidated Statements of Cash Flows.

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

August 12, 2016	By: /s/ Kevin M. Finkel
KEVIN M. FINKEL
President
(Principal Executive Officer)

August 12, 2016	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President - Finance
(Principal Financial and Accounting Officer)

(Back to Index)