Form 10-Q
period 2016-09-30
Resource Real Estate Investors 6 LP
filed 2016-11-14
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$1,685	$3,129
Buildings and improvements	15,053	27,823
Personal property	795	1,510
Total rental properties at cost	17,533	32,462
Accumulated depreciation and amortization	(5,498)	(9,781)
Total rental properties, net	12,035	22,681
Assets held for sale	—	7,927

Cash	9,134	3,233
Restricted cash	419	1,334
Tenant receivables, net	5	2
Accounts receivable other	130	—
Receivables from related parties	181	165
Prepaid expenses and other assets	193	178
Total assets	$22,097	$35,520
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable, net	$9,812	$27,281
Accounts payable and accrued expenses	310	352
Real estate taxes payable	362	1,110
Accrued interest	42	126
Payables to related parties	166	3,458
Prepaid rent	16	52
Security deposits	40	92
Total liabilities	10,748	32,471
Partners’ capital	11,349	3,049
Total liabilities and partners’ capital	$22,097	$35,520

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$1,248	$2,650	$4,494	$7,696

Expenses:
Rental operating	733	1,301	2,665	3,810
Management fees – related parties	106	229	385	675
General and administrative	218	109	503	374
Depreciation and amortization	154	615	729	1,843
Total expenses	1,211	2,254	4,282	6,702

Income before other income (expense)	37	396	212	994

Other income (expense):
Other income	—	103	—	103
Interest expense, net	(316)	(485)	(1,114)	(1,612)
Gain on sale of rental properties	7,687	—	17,440	—
Loss on disposal of fixed assets	(4)	(10)	(7)	(18)
Loss on extinguishment of debt	(22)	—	(226)	—
Net income (loss)	$7,382	$4	$16,305	$(533)

Weighted average number of limited partner units outstanding	3,702	3,702	3,702	3,702

Net income (loss) per weighted average limited partner unit	$1.99	$—	$4.40	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2016	$1	3,701,890	$3,048	$3,049
Distributions	—	—	(8,005)	(8,005)
Net income	—	—	16,305	16,305
Balance at September 30, 2016	$1	3,701,890	$11,348	$11,349

The accompanying notes are an integral part of this consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,

	2016	2015
Cash flows from operating activities:
Net income (loss)	$16,305	$(533)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	729	1,843
Amortization of deferred financing costs	138	121
Loss on disposal of fixed assets	7	18
Gain on sale of rental property	(17,440)	—
Loss on extinguishment of debt	226	—
Other income	—	(103)
Changes in operating assets and liabilities:
Restricted cash	601	286
Tenant receivables, net	(8)	—
Accounts receivable other	(41)	—
Receivables from related parties	(16)	(6)
Prepaid expense and other assets	(98)	(32)
Accounts payable and accrued expenses	181	(204)
Real estate taxes payable	(341)	(151)
Payables to related parties	(3,292)	489
Accrued interest	(5)	(38)
Prepaid rent	(28)	34
Security deposits	3	8
Net cash (used in) provided by operating activities	(3,079)	1,732

Cash flows from investing activities:
Proceeds from sale of rental property, net of closing costs	17,700	—
Capital expenditures	(97)	(361)
Other income	—	103
Capital reserves escrow	(13)	—
Net cash provided by (used in) investing activities	17,590	(258)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(277)	(309)
Payment of defeasance costs	(328)	—
Distributions to limited partners	(8,005)	(839)
Net cash used in financing activities	(8,610)	(1,148)
Net increase in cash	5,901	326
Cash at beginning of period	3,233	474
Cash at end of period	$9,134	$800

Non-cash Investing and Financing Activities
Settlement of mortgage notes payable with proceeds from sale of rental property	$(17,330)	$—
The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)
NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns through its wholly-owned subsidiaries and operates multifamily residential rental properties located in Texas (the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.55% limited partnership interest in the Partnership at both September 30, 2016 and December 31, 2015.  RCP is an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), a company operating in the real estate, financial fund management and commercial finance sectors.

On September 8, 2016, RAI was acquired by C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III indirectly controls RCP and all of the partnership units of the Partnership currently owned by RCP.
The General Partner, in its discretion, may extend the Partnership's term for up to an aggregate of two years. The General Partner has complete and exclusive discretion in the management of the Partnership's business. Pursuant to the Partnership's limited partnership agreement, the Partnership's term was set to expire on July 31, 2015. On June 29, 2015, by written notice to the partners, the General Partner elected to extend the term for one year to July 30, 2016. On May 20, 2016, by written notice to the partners, the General Partner elected to extend the term for one additional year to July 30, 2017 to maximize the Partnership's return to its partners. The General Partner does not have the right to further extend the Partnership's term without the consent of the limited partner. In the event that the Partnership is unable to sell Park Hill before the July 30, 2017 termination date of the Agreement, the General Partner intends to extend the Partnership’s term with the consent of the limited partners or would otherwise sell the property pursuant to the liquidations provisions of the Agreement.
The Partnership has begun the process of dissolution through the strategic disposal of assets. On December 1, 2015, the Partnership sold its interest in Coach Lantern and Foxcroft. Memorial Towers was sold on May 9, 2016. Villas of Henderson Pass was sold on September 26, 2016. The remaining asset, Park Hill, is expected to be disposed of in 2017.
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

The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2016 are unaudited. The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2016
(unaudited)

the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries, as follows:

Subsidiaries	Number of Units	Location
RRE Memorial Towers Holdings, LLC (“Memorial Towers”)	—	(1)
RRE Villas Holdings, LLC (“Villas”)	—	(2)
RRE Coach Lantern Holdings, LLC (“Coach Lantern”)	—	(3)
RRE Foxcroft Holdings, LLC (“Foxcroft”)	—	(4)
RRE Park Hill Holdings, LLC (“Park Hill”)	288	San Antonio, Texas
Total	288

(1) The partnership sold its interests in Memorial Towers on May 9, 2016.
(2) The partnership sold its interests in Villas on September 26, 2016.
(3) The partnership sold its interests in Coach Lantern on December 1, 2015. The subsidiary was legally dissolved on September 6, 2016.
(4) The partnership sold its interests in Foxcroft on December 1, 2015. The subsidiary was legally dissolved on September 6, 2016.
The Partnership also owns a 100% interest in RRE Funding II, LLC (“Funding”), which owns a non-performing subordinated note, Southern Cove (“Southern Cove”), with a face value of $500,000. Funding previously owned the non-performing subordinated note, Acacia Park ("Acacia"), which was paid off in July 2016 and had a face value of $2 million. Both B notes went into default in 2009, and during the year ended December 31, 2012, they were deemed uncollectible and charged off. The senior note, to which Acacia was subordinated, was partially paid off via refinance in July 2016.  The refinancing proceeds were not sufficient for Funding to recover any portion of the note.  Due to the refinancing, the Partnership no longer owns the note and RCP no longer manages the investment.
All intercompany transactions and balances have been eliminated in consolidation.
Geographic Concentration Risk
As of September 30, 2016, the Partnership’s net investment in real estate in San Antonio, Texas represented 100% of the Partnership’s total assets.  As a result, the geographic concentration of the Partnership’s portfolio makes it particularly susceptible to adverse economic developments in San Antonio, Texas’ real estate market. Any adverse economic or real estate developments in this market could adversely affect the Partnership’s operating results.
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
Assets Held for Sale
The Partnership presents the assets and liabilities of any rental properties that qualify as held for sale separately in the Consolidated Balance Sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. At September 30, 2016, the Partnership had no rental properties included in Assets held for sale.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2016
(unaudited)

Supplemental Disclosure of Cash Flow Information
During the nine months ended September 30, 2016 and 2015, the Partnership paid $1.06 million and $1.50 million in cash for interest, respectively.
Deferred Financing Costs
Costs incurred to obtain financing have been capitalized and are being amortized over the term of the related debt using the effective yield method. In accordance with adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2015-03 "Simplifying the Presentation of Debt Issuance Costs", the Partnership has recorded deferred financing costs as a direct reduction of the related mortgage notes payable.
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
Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned or received. Total other income was $141,000 and $501,000 for the three and nine months ended September 30, 2016, respectively. Total other income was $419,000 and $719,000 for the three and nine months ended September 30, 2015, respectively.
The future minimum rental payments to be received from noncancelable operating leases total approximately $1.4 million and $13,000 for the twelve months ending September 30, 2017 and 2018, respectively, and none thereafter.
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
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2016
(unaudited)

sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership has estimated that the future cash flows from its properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for the nine months ended September 30, 2016 and 2015.
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

Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled approximately $15,000 and $55,000 for the three and nine months ended September 30, 2016, respectively, compared to $34,000 and $94,000 for the three and nine months ended September 30, 2015, respectively.
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash. The Federal Deposit Insurance Corporation provides insurance for all deposit accounts, deposits and accrued interest, in the amount of $250,000 per depositor held at an insured bank. As of September 30, 2016, the Partnership had approximately $9.5 million of deposits at various banks, $8.7 million of which were over the insurance limit of the Federal Deposit Insurance Corporation.
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
In accordance with the adoption of FASB ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", the Partnership has reclassified $218,000 of debt issuance costs at December 31, 2015 from assets to liabilities as a direct reduction of the related mortgage notes payable.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At both September 30, 2016 and December 31, 2015, the allowance for uncollectible receivables was zero.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2016
(unaudited)

Sale of Rental Property

The Partnership recognized the gains on sales of rental properties separately in the Consolidated Statement of Operations. Sales of rental properties completed by the Partnership do not represent a significant strategic shift in operations and, accordingly, the Partnership does not present discontinued operations. For information regarding the sales of the rental properties, see Note 7 .

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
Accounting Standards Issued But Not Yet Effective.
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU 2014-09"), which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for the Partnership beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Partnership is in the process of assessing the impact of this guidance on the Partnership’s consolidated financial statements.
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
September 30, 2016
(unaudited)

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

In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments" ("ASU No. 2016-15"), which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. ASU 2016-15 has been early adopted by the Partnership.  As result of adoption, the Partnership has classified cash paid in early extinguishment of debt as cash used in financing activities.

NOTE 3 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. Required average monthly escrow payments are $56,000 through March 1, 2018.  A summary of the components of restricted cash follows (in thousands):

	September 30, 2016	December 31, 2015
Real estate taxes	$315	$1,107
Insurance	49	185
Capital improvements	55	42
Total	$419	$1,334
NOTE 4 - MORTGAGE NOTES PAYABLE, NET

The following is a summary of the mortgage notes payable, net (in thousands):

	September 30, 2016			December 31, 2015
Collateral	Outstanding Borrowings	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Deferred finance costs, net	Carrying Value
Memorial Towers	$—	$—	$—	$7,109	$(39)	$7,070
Villas	—	—	—	10,375	(57)	10,318
Park Hill	$9,892	$(80)	$9,812	$10,015	$(122)	$9,893
	$9,892	$(80)	$9,812	$27,499	$(218)	$27,281

Memorial Towers was sold on May 9, 2016, and Villas of Henderson was sold on September 26, 2016. Proceeds from these sales were used to pay the outstanding borrowings. The Partnership incurred losses of $204,000 and $22,000, respectively, on extinguishment of debt as a result of these prepayments.

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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2016
(unaudited)

Annual principal payments on the mortgage notes payable for each of the next two years ending September 30, are as follows (in thousands):

2017	$9,719
2018	173
$9,892
The mortgage note payable is with recourse only to the property securing it subject to certain limited standard exceptions, as defined in the mortgage note, which the GP has guaranteed with respect to the property.  These exceptions are referred to as “carveouts”.  In general, carveouts relate to damages suffered by the lender for a subsidiary’s failure to pay rents, insurance or condemnation proceeds to the lender, to pay water, sewer and other public assessments or charges, to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the GP to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the subsidiary voluntarily files for bankruptcy or seeks reorganization, or if a related party of the subsidiary does so with respect to the subsidiary.
Deferred Financing Costs
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization was $484,000 and $1.2 million at September 30, 2016 and December 31, 2015, respectively.  Estimated amortization of the Property’s existing deferred financing costs for the next two years ending September 30, is as follows (in thousands):

2017	$54
2018	26
$80

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On September 8, 2016, RAI was acquired by C-III Capital Partners LLC, a leading commercial real estate services company engaged in a broad range of activities. C-III indirectly controls RCP and all of the partnership units of the Partnership currently owned by RCP.
In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Receivables from related parties:
RAI and affiliates	$181	$165

Payables to related parties:
RAI and affiliates	$166	$3,458

Substantially all of the receivables from related parties represent escrow funds held by RAI for self-insurance. The Partnership's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $2.5 million for property losses and the first $50,000 of each general liability incident. Catastrophic insurance would cover property losses in excess of the insurance pool up to $140 million. Therefore, unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse effect on the Partnership's financial condition and operating results. In the nine months ended September 30, 2016, the Partnership paid approximately $97,000 into the insurance pools.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2016
(unaudited)

RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds that have been deployed in real estate investments, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at September 30, 2016 and December 31, 2015 totaled $62,000 and $2.7 million, respectively. The Partnership used proceeds of both the sale of Memorial Towers and Villas to provide the LPs their Preferred Return. The remaining proceeds were used to pay any accrued investment management fees due to RCP.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”), is entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s properties.  Management fees due to RCP and affiliates at September 30, 2016 and December 31, 2015 totaled $30,000 and $563,000, respectively. Debt Management fees due to RCP and affiliates at September 30, 2016 and December 31, 2015 totaled $40,000 and $12,000, respectively. The Partnership stopped accruing the Debt Management fee associated with the Acacia note as of July 1, 2016.  The senior note, to which Acacia was subordinated, was partially paid off via refinancing in July 2016.  Due to the refinancing, the Partnership no longer owns the note and RCP no longer manages the investment.
The Partnership has also made payment for legal services to the law firm of Ledgewood P.C. ("Ledgewood"). Two former members of Ledgewood were, until September 2016, executive officers, and one such former member was also a director, of RAI.  Total expenses paid to Ledgewood were $21,000 and $40,000 for the three and Nine Months Ended September 30, 2016, respectively, compared to $11,000 and $17,000 for the three and Nine Months Ended September 30, 2015.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  Operating expense advances due to RCP and RREMI at September 30, 2016 and December 31, 2015 totaled $34,000 and $204,000, respectively. Total operating expenses reimbursed during the three and nine months ended September 30, 2016 were $244,000 and $848,000 as compared to $407,000 and $1.2 million for the three and nine months ended September 30, 2015. Reimbursed expenses include payroll and miscellaneous operating expenses. Reimbursed operating expenses are included in rental operating expenses in the consolidated statements of operations.
The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
RCP:
Investment management fees	$39	$84	$138	$254

RREML:
Property management fees (1)	64	132	219	384
Debt management fees (2)	3	13	28	37
	67	145	247	421
	$106	$229	$385	$675
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
September 30, 2016
(unaudited)

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
The estimated fair value measurements of the mortgage note payables are classified within level 3 of the fair value hierarchy. The outstanding borrowings and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Outstanding Borrowings	Estimated Fair Value	Outstanding Borrowings	Estimated Fair Value
Mortgage notes payable:
Memorial Towers	$—	$—	$7,109	$7,255
Villas	—	—	10,375	10,587
Park Hill	9,892	10,102	10,015	10,328
Total mortgage notes payable	$9,892	$10,102	$27,499	$28,170
NOTE 7 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS
The following table presents details of the Partnership's disposition and deconsolidation activity during the three and nine months ended September 30, 2016 and 2015 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale
2016 Dispositions:
Memorial Towers	Houston, Texas	May 9, 2016	$18,000	$9,741
Villas of Henderson	San Antonio, Texas	September 26, 2016	18,000	7,687
				$17,428

2015 Dispositions:(1)
Foxcroft	Scarborough, Maine	December 1, 2015	$15,200	$1
Coach Lantern	Scarborough, Maine	December 1, 2015	16,750	11
				$12
(1) Gain on sale of properties disposed of in 2015 was largely recorded in the three months ended December 31, 2015.

The table below presents the revenues and net income (loss) attributable to properties sold for the three and nine months ended September 30, 2016 and 2015 (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2016
(unaudited)

	Revenues Attributable to Properties Sold		Net Income (Loss) Attributable to Properties Sold
Multifamily Community	Three months ended September 30, 2016	Nine months ended September 30, 2016	Three months ended September 30, 2016	Nine months ended September 30, 2016
2016 Dispositions:
Memorial Towers	$—	$788	$(43)	$9,536
Villas of Henderson	$566	$1,708	$7,589	$7,407
	$566	$2,496	$7,546	$16,943

2015 Dispositions:	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2015	Nine months ended September 30, 2015
Foxcroft	$478	$1,336	$146	$230
Coach Lantern	428	1,198	121	254
	$906	$2,534	$267	$484

NOTE 8 - SUBSEQUENT EVENTS
On October 14, 2016, the Partnership distributed $7.5 million.
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

Overview
We are a Delaware limited partnership that was formed on July 26, 2007 and commenced operations on October 1, 2007.  Through our wholly owned subsidiaries, we own in fee and operate in multifamily residential rental properties located, after giving affect to recent property sales, in Texas, which we refer to as our property. Historically, we also invested through a wholly owned subsidiary in subordinated notes secured by multifamily residential rental properties.
We have begun the process of dissolution through the strategic disposal of assets. On December 1, 2015, we sold our interest in Coach Lantern and Foxcroft. Memorial Towers was sold on May 9, 2016, and Villas was sold on September 26, 2016. We expect to dispose the remaining asset, Park Hill, in 2017.
As of September 30, 2016, we own one multifamily residential rental property through our wholly-owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/2007	—	—	(2)
RRE Villas Holdings, LLC, or Villas	12/27/2007	—	—	(3)
RRE Coach Lantern Holdings, LLC, or Coach Lantern	1/29/2008	—	—	(4)
RRE Foxcroft Holdings, LLC, or Foxcroft	1/29/2008	—	—	(4)
RRE Park Hill Holdings, LLC, or Park Hill	2/29/2008	56%	288	San Antonio, Texas
Total			288
_______________

(1)	Original face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

(2)	Memorial Towers was sold on May 9, 2016.

(3)	Villas was sold on September 26, 2016.

(4)	Foxcroft and Coach Lantern were sold on December 1, 2015 and legally dissolved on September 6, 2016.

The following table sets forth operating statistics about the multifamily residential rental properties owned during the quarter ended September 30, 2016. Although Villas was sold on September 26, 2016, we have included it below, since it was owned for nearly the entire quarter:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Property	2016	2015	2016	2015	2016	2015
Villas	92.6%	94.8%	$0.95	$1.01	78%	60%
Park Hill	93.4%	93.9%	$0.96	$0.93	60%	73%

(Back to Index)

(Back to Index)

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Property	2016	2015	2016	2015	2016	2015
Villas	94.0%	95.5%	$1.00	$1.00	66%	57%
Park Hill	93.1%	91.6%	$0.95	$0.91	67%	69%
_______________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

We also own a subordinated note, which we refer to as the Real Estate Debt Investment, through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to the Real Estate Debt Investment which, as of September 30, 2016, was as follows (in thousands, except units and percentages):

Real Estate Debt Investment	Face Value of Note	Carrying Value of Note	Stated Interest Rate	Number of Units	Location
Southern Cove	$500	$—	12.75%	100	Las Vegas, Nevada
Funding previously owned the non-performing subordinated note, Acacia Park ("Acacia"), which was paid off in July 2016 and had a face value of $2 million. Both B notes went into default in 2009, and during the year ended December 31, 2012, they were deemed uncollectible and charged off. The senior note, to which Acacia was subordinated, was partially paid off via refinance in July 2016.  The refinancing proceeds were not sufficient for Funding to recover any portion of the note.  Due to the refinancing, the Partnership no longer owns the note and RCP no longer manages the investment.

(Back to Index)

(Back to Index)

Results of Operations

We generate our income from the net revenues we receive from our Properties.  We also have generated funds from the sale of our Properties. Although unlikely, the sale or repayment of our Real Estate Debt Investment may also generate funds.  We expect that we will sell the remaining property, Park Hill, within the next fiscal year as the Partnership winds down. We sold Memorial Towers on May 9, 2016, and Villas on September 26, 2016. In view of its defaulted status, we do not expect any repayments from, or to be able to sell, the Southern Cove investment.  Should economic conditions in the area in which our remaining property, Park Hill, is located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of the property and limit or eliminate our ability to make distributions to our limited partners.
Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.
     The amount of rental revenues from the property depends upon the occupancy rates, rental rates, and concessions granted.  We seek to maximize our rental revenue through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Properties remained consistent compared to the same period in 2015 in regards to the average occupancy rate for the nine months ended September 30, 2016, with an average occupancy of 93.6%.  The average effective rent per square foot increased by $0.02 across the Properties during the Nine Months Ended September 30, 2016 compared to the same period in 2015. We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
Our existing financing is at a fixed rate of interest, and accordingly, our interest cost has remained stable during the period of our ownership of the Property.  Because our existing financing extends through 2018, we expect that our financing cost will remain stable during fiscal 2016.
Under our capital improvements program, more particularly described in “Liquidity and Capital Resources,” we could potentially spend approximately $90,000 during the remainder of the Partnership term for property improvements intended to increase the remaining property’s appeal to tenants and potential purchasers.  As we implement planned improvements, we seek to maintain our occupancy rates and, potentially, increase rental rates to ensure that we maximize the return to our Partners.

(Back to Index)

(Back to Index)

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The following table sets forth the results of our operations for the periods indicated (in thousands):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Properties owned both periods	All other	Total	Properties owned both periods	All other	Total
REVENUES
Rental income and other income	$682	$566	$1,248	$662	$1,988	$2,650

OPERATING EXPENSES
Insurance	21	20	41	24	67	91
Real estate taxes	115	80	195	109	228	337
Operating expenses	253	245	498	288	586	873
Management fees- related party	78	27	106	130	99	229
General and administrative	80	138	218	1	108	109
Depreciation and amortization	154	—	154	156	459	615
Total operating expenses	701	510	1,211	707	1,547	2,254
NET OPERATING INCOME/(LOSS)	(19)	56	37	(45)	441	396

OTHER INCOME/(EXPENSE)
Other income	—	—	—	103	—	103
Interest expense	(142)	(174)	(316)	(144)	(341)	(485)
Gain on sale of rental properties, net	—	7,687	7,687	—	—	—
Loss on disposal of fixed assets	(4)	—	(4)	(6)	(3)	(10)
Loss on extinguishment of debt	—	(22)	(22)	—	—	—
Total other income/(expense)	(145)	7,490	7,345	(48)	(344)	(392)

NET INCOME (LOSS)	$(164)	$7,546	$7,382	$(93)	$97	$4
Revenues
Revenues for the three months ended September 30, 2016 as compared to the same period in 2015 decreased by (53)% due to the $906,000 reduction of revenue related to sold properties, Coach Lantern and Foxcroft, as well as a $518,000 loss of revenue from the recently sold property, Memorial Towers.
Expenses
We attribute the $1,043,000 overall decrease in expenses principally to:

•	a $123,000 decrease in management fees due to a decrease in revenue; and

•	a $568,000 decrease in rental operating expenses primarily due to:

•	a $50,000 decrease in property and general liability insurance claims across the RAI managed portfolio,

•	a $141,000 decrease in real estate taxes primarily due to the sale of properties, and

•	a $375,000 decrease in operating expenses due to the sale of properties.

•	a $461,000 decrease in depreciation and amortization due to the sale of properties and assets held for sale as of December 31, 2015, partially offset by;

•	a $109,000 increase in general and administrative expenses due largely to an increase in franchise taxes associated with gains from the property sales.

(Back to Index)

(Back to Index)

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth the results of our operations for the periods indicated (in thousands):

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Properties owned both periods	All other	Total	Properties owned both periods	All other	Total
REVENUES
Rental income and other income	$1,998	$2,496	$4,494	$1,926	$5,771	$7,697

OPERATING EXPENSES
Insurance	68	83	151	60	203	263
Real estate taxes	344	409	753	326	679	1,005
Operating expenses	830	931	1,761	807	1,736	2,543
Management fees- related party	266	119	385	386	290	675
General and administrative	249	253	502	184	190	374
Depreciation and amortization	464	265	729	466	1,377	1,843
Total operating expenses	2,221	2,060	4,281	2,229	4,474	6,703
NET OPERATING INCOME/(LOSS)	(224)	436	212	(303)	1,297	993

OTHER INCOME/(EXPENSE)
Other income	—	—	—	103	—	103
Interest expense	(424)	(690)	(1,114)	(429)	(1,183)	(1,612)
Gain on sale of rental properties, net	—	17,440	17,440	—	—	—
Loss on disposal of fixed assets	(5)	(2)	(7)	—	(7)	(7)
Loss on extinguishment of debt	—	(226)	(226)	(10)	—	(10)
Total other income/(expense)	(428)	16,522	16,094	(337)	(1,190)	(1,527)

NET INCOME (LOSS)	$(652)	$16,957	$16,305	$(640)	$107	$(533)
Revenues
Revenues for the nine months ended September 30, 2016 as compared to the same period in 2015 decreased by 42% due to the loss of revenues related primarily to three of the sold properties, Coach Lantern, Foxcroft and Memorial Towers in the amount of $3.3 million. The decrease was partially offset by an increase in average effective rent for the Nine Months Ended September 30, 2016 compared to the same period in 2015.
Expenses
We attribute the $2.42 million overall decrease in expenses principally to:

•	a $290,000 decrease in management fees due to a decrease in revenue attributable to the sale of Foxcroft, Coach Lantern and Memorial Towers.

•	a $1,146,000 decrease in rental operating expenses due to:

•	a $112,000 decrease in property and general liability insurance claims across the RAI managed portfolio,

•	a $252,000 decrease in real estate taxes primarily due to the sale of properties, and

•	a $782,000 decrease in operating expenses primarily due to the sale of properties.

•	a $1,114,000 decrease in depreciation and amortization due to the sale of properties and assets held for sale as of December 31, 2015, partially offset by;

•	a $128,000 increase in general and administrative expenses due largely to an increase in franchise taxes associated with gains from the property sales.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
(Used in) provided by operating activities (1)	$(3,079)	$1,732
Provided by (used in) investing activities	17,590	(258)
Used in financing activities	(8,610)	(1,148)
Net increase in cash	$5,901	$326
_______________

(1)	Including changes in operating assets and liabilities.
Our liquidity needs consist principally of funds to pay debt service, required escrow payments, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs historically has been subject to our ability to generate cash from both operations and sales, and to control property operating expenses. However, as a result of the sales of Foxcroft and Coach Lantern, we have generated enough funds to cover operating expenses, capital expenditures and monthly distributions. Moreover, as a result of the sale of Memorial Towers, we have generated enough funds to distribute the limited partner's preferred return as well as the subordinated investment management fees owed. The sale of Villas on September 26, 2016 generated enough funds to distribute the limited partner's additional preferred return. Excess cash is held for any unforeseen expenses in addition to debt service, operating expenses, capital expenditures and monthly distributions to the limited partners. Although our property sales have generated significant current liquidity, we still seek to generate positive cash from operations. The ability to continue to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions in San Antonio, Texas, where the remaining property, Park Hill, is located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates.  The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property.
Under our capital improvements program, we review future possible expenditures periodically and adjust them based on both operating results and local market conditions. If market conditions improve and we believe we can achieve an acceptable return on the additional expenditures, we will consider property improvements to increase the property's appeal to tenants and potential purchasers and to the extent possible, increase the value of the remaining property, Park Hill. As of September 30, 2016, we had identified approximately $90,000 of possible capital improvements. To the extent that we implement planned improvements to the property, we will seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.
The following table sets forth the capital expenditures incurred during the nine months ended September 30, 2016 and estimated future capital expenditures which are discretionary in nature (in thousands):

Subsidiaries	Capital Expenditures	Future Discretionary Capital Expenditures
Memorial Towers	$10	$—
Villas	37	—
Park Hill	50	90
Total	$97	$90
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

(Back to Index)

(Back to Index)

Our payables to related parties consist of investment, debt and property management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds, net of any limited partnership interests owned by the General Partner.  The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return. The Partnership used proceeds of both the sale of Memorial Towers and Villas to provide the LPs their Preferred Return. The remaining proceeds were used to pay any accrued investment management fees due to RCP.
As of September 30, 2016, the aggregate debt service requirement for the Park Hill mortgage over the next 12 months is $676,000. This includes principal payments of $173,000. Future escrow payments of approximately $667,000 are to be paid over the next 12 months. The Partnership sold Villas of Henderson Pass for $18 million on September 26, 2016, using proceeds from sale to pay the remaining mortgage balance.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  As of September 30, 2016 and 2015 we have redeemed 11,602 units at an aggregate redemption price of $88,784. No units were redeemed in the nine months ended September 30, 2016.
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
Off-Balance Sheet Arrangements
As of September 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.
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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II
OTHER INFORMATION
ITEM 6.     EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
10.1	Agreement of Purchase and Sale - Casco Bay Portfolio (incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 29, 2016)
10.2	Agreement of Purchase and Sale - Memorial Towers (incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 29, 2016)
10.3	Agreement of Purchase and Sale - Villas of Henderson (incorporated by reference to the Partnership's Quarterly Report on Form 10-Q filed August 12, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files
_______________

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

November 14, 2016	By: /s/ Kevin M. Finkel
KEVIN M. FINKEL
President
(Principal Executive Officer)

November 14, 2016	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President - Finance
(Principal Financial and Accounting Officer)

(Back to Index)