Form 10-K
period 2016-12-31
Resource Real Estate Investors 6 LP
filed 2017-03-28
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2016
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
Our general partner, Resource Capital Partners, Inc. ("RCP"), or the General Partner, is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs. Our General Partner operates and manages our Real Estate Investments on our behalf, and is responsible for evaluating, managing, refinancing, and selling our Real Estate Investments on our behalf. Our General Partner is an indirect wholly owned subsidiary of Resource America, Inc. (Resource America, or RAI), a company operating in the real estate, financial fund management and commercial finance sectors.
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
Our General Partner has complete and exclusive discretion in the management of our business. On June 29, 2015, by written notice to the partners, the General Partner elected to extend the term for one year to July 30, 2016. On May 20, 2016, by written notice to the partners, the General Partner elected to extend the term for one additional year to July 30, 2017 to maximize the Partnership's return to its partners. The Partnership has begun the process of dissolution through the strategic disposal of assets. On December 1, 2015, the Partnership sold its interest in both Coach Lantern and Foxcroft. Memorial Towers was sold on May 9, 2016. Villas of Henderson Pass was sold on September 26, 2016. The remaining asset, Park Hill, is expected to be disposed of in 2017. If the Partnership is unable to sell Park Hill before the July 30, 2017 termination date of the Agreement, the General Partner plans to extend the Partnership's term, which requires majority consent of the limited partners. In the event majority consent is not obtained, the General Partner may dispose the property pursuant to the liquidation provisions of the Agreement. Under those provisions, should the General Partner conclude that an immediate sale of Park Hill would cause undue loss to the partners, the Partnership may distribute Park Hill to a liquidating trust, to facilitate an orderly sale of Park Hill.
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
Real Estate Manager
Resource Real Estate Management, LLC, or Resource Real Estate Management, a wholly owned subsidiary of our General Partner, manages or supervises the management of our Real Estate Investments under a real estate management agreement with us or our subsidiary holding legal title to a particular Real Estate Investment. Resource Real Estate Management is a Delaware limited liability company that was formed in 2005 for the purpose of managing the real estate investments of our General Partner and its affiliates either for their own account or for other real estate programs. Resource Real Estate Management, Inc., d/b/a Resource Residential, is a subsidiary of US Residential Group LLC ("USRG"), a Dallas-based property manager that is a wholly owned subsidiary of C-III, and manages our residential real estate investments for Resource Real Estate Management. For a discussion of the management fee payable under these arrangements, see Item 13.
Distribution Allocations

(Back to Index)

(Back to Index)

Distributable cash, which includes both distributable cash from operations as well as from capital transactions, will be distributed as described below.
Distributable cash from operations is distributed in the following order of priority:

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
Distributable cash from capital transactions, which includes cash received from the sale or refinancing of a Property, or the sale or repayment in full of all outstanding principal and interest due and owing to us on a Real Estate Debt Investment, is distributed in the following order of priority:

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
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request. However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion. We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner. If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units. As of the date of this Report, 11,602 units have been redeemed for an average redemption price of $7.65 per unit. During the years ended December 31, 2016 and 2015, we did not receive any redemption requests.
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

Not applicable.

ITEM 4.     MINE SAFETY PROPERTIES

Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUTY SECURITIES

Our limited partnership units are not publicly traded. There is no established market for our limited partnership units and it is unlikely that any will develop. As of December 31, 2016, there were 576 holders of record of our limited partnership units.

We pay distributions monthly. No distributions were paid to the General Partner for either 2016 or 2015, except for distributions on the limited partnership units it owns. Total distributions paid to limited partners for those years were $15.7 million and $13.2 million, respectively. The following table details these distributions by month:

	December 31, 2016		December 31, 2015
	Distributions	Per Unit	Distributions	Per Unit
January	$65,142	$0.018	$93,112	$0.025
February	65,142	0.018	93,112	0.025
March	65,142	0.018	93,113	0.025
April	65,142	0.018	93,113	0.025
May	7,548,956	2.039	93,113	0.025
June	48,900	0.013	93,113	0.025
July	48,900	0.013	93,113	0.025
August	48,900	0.013	93,113	0.025
September	48,900	0.013	93,113	0.025
October	7,525,614	2.033	93,113	0.025
November	94,883	0.026	93,113	0.025
December	25,731	0.007	12,193,664	3.294
Total distributions for the year	$15,651,352	$4.229	$13,217,905	$3.569
We do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA
Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview
We are a Delaware limited partnership that was formed on July 26, 2007 and commenced operations on October 1, 2007.  Through our wholly owned subsidiaries, we own in fee, operate and invest in multifamily residential rental properties. We also invested through a wholly owned subsidiary in subordinated notes secured by multifamily residential rental properties.
As of December 31, 2016, we own one remaining multifamily residential rental property through our 100% owned subsidiary, as follows:

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
(2) Memorial Towers was sold on May 9, 2016.
(3) Villas was sold on September 26, 2016.
(4) Coach Lantern and Foxcroft were sold on December 1, 2015, and the subsidiaries were dissolved on August 29, 2016.

The following table sets forth operating statistics about our one multifamily residential rental property. This table does not include information with respect to four properties, Memorial Towers, Villas, Foxcroft and Coach Lantern, that were sold prior to December 31, 2016:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
Property	2016	2015	2016	2015	2016	2015
Park Hill	93.1%	92.0%	$0.95	$0.92	67%	69%
_______________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average monthly rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

We purchased two subordinated notes, Acacia Park and Southern Cove (collectively referred to as "B notes"), in the year ended December 31, 2007, through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to our Real Estate Debt Investment. We currently own one non-performing subordinated note as of December 31, 2016, as follows (in thousands, except units and percentages):

Real Estate Debt Investment	Face Value of Note	Carrying Value of Note	Stated Interest Rate	Number of Units	Location
Southern Cove	$500	$—	12.75%	100	Las Vegas, Nevada
Funding previously owned the non-performing subordinated note, Acacia Park ("Acacia"), which was resolved in July 2016 and had a face value of $2 million. The B notes went into default in 2009; during the year ended December 31, 2012, the notes were deemed uncollectible and charged off. The senior note to which Acacia was subordinated was partially paid off via refinance in July 2016. The refinancing proceeds were not sufficient for Funding to recover any portion of its note. Due to the refinancing, the Partnership no longer owns the note, and RCP no longer manages the investment.
Results of Operations
We generate our income from the net revenues we receive from our Properties.  We also may in the future, generate funds from the sale or refinancing of our Properties.  Although unlikely, the sale or repayment of our Real Estate Debt Investment may also generate funds. We expect that we will sell the remaining property, Park Hill, within the next fiscal year as the Partnership winds down. We sold Memorial Towers on May 9, 2016, and Villas on September 26, 2016. Should economic conditions in the area in which the Property is located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating

(Back to Index)

(Back to Index)

costs, all of which could harm our operations and financial condition, reduce the value of our Property and limit or eliminate our ability to make distributions to our limited partners.
Our operating results and cash flows from our Properties are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.
     The amount of rental revenues from our Properties depends upon their occupancy rates, rental rates, and concessions granted.  We seek to maximize our occupancy rates through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Property experienced an overall increase in the average occupancy rate during the year ended December 31, 2016 of approximately 1.1% with an average occupancy rate of 93.1% as compared to an average occupancy rate of 92.0% during the same period in 2015.  Our Property experienced an increase in the average effective rent per square foot of $0.03 during the year ended December 31, 2016 compared to the same period in 2015 for the same property.
We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
Our existing financing is at a fixed rate of interest and, accordingly, our interest cost has remained stable during the period of our ownership of the Properties.  Because our existing financing extends through 2018, we expect that our financing costs will remain stable during 2017. However, we intend to market Park Hill in order to sell it prior to the Partnership termination date in 2017.

(Back to Index)

(Back to Index)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Park Hill	All other	Total	Park Hill	All other	Total
REVENUES
Rental income and other income	$2,666	$2,501	$5,167	$2,568	$7,548	$10,116

OPERATING EXPENSES
Insurance	83	113	196	71	248	319
Real estate taxes	448	405	853	425	867	1,292
Operating expenses	1,115	944	2,059	1,139	2,199	3,338
Management fees- related party	130	313	443	127	753	880
General and administrative	132	453	585	132	375	507
Depreciation and amortization	614	265	879	623	1,612	2,235
Total operating expenses	2,522	2,493	5,015	2,517	6,054	8,571
NET OPERATING INCOME (LOSS)	144	8	152	51	1,494	1,545

Interest expense, net	(563)	(691)	(1,254)	(572)	(1,528)	(2,100)
Gain on sale of rental properties, net	—	17,435	17,435	—	13,126	13,126
Loss on disposal of fixed assets	(16)	(3)	(19)	(11)	(8)	(19)
Loss on extinguishment of debt	—	(226)	(226)	—	—	—
Total other income (expense)	(579)	16,515	15,936	(583)	11,590	11,007

NET INCOME (LOSS)	$(435)	$16,523	$16,088	$(532)	$13,084	$12,552
Revenues
We attribute the $4.9 million decrease in revenues primarily to the sales of Memorial Towers and Villas during the year ended 2016 and of Coach Lantern and Foxcroft during 2015. For Park Hill, revenue increased $98,000 due to an increase in average occupancy rate as well as average effective rent. Average effective rent per square foot has increased by $0.03 during the year ended December 31, 2016 compared to the same period in 2015 for the same property.
Expenses
We attribute the $3.6 million decrease in expenses principally to:

•	a $1.8 million decrease in rental operating expenses principally reflecting the following:

–	a $1.3 million decrease in operating expenses related to the sale of properties. Park Hill experienced a $24,000 increase due to increased occupancy;

–
a $123,000 overall decrease in insurance expense due to the sale of properties. Park Hill's insurance expense increased $12,000 due to an increased allocation of self insurance losses due to the sale of Properties across the RAI managed portfolio;

–	a $439,000 decrease in real estate tax expense due to the sale of properties during the year offset by Park Hill's $23,000 increase due to an increased tax appraisal;

•	a $437,000 decrease in management fees due to the sale of properties.

•	a $78,000 increase in general and administrative expenses due primarily to an increase in franchise tax expense as well as audit fees; and

•	a $1.4 million decrease in depreciation and amortization due to the disposal of assets and sale of properties.
Other income (expense)
The $4.9 million increase in other income (expense) is primarily due to the sales of Memorial Towers and Villas as well as a $846,000 decrease in net interest expense as a result of property sales, offset in part by $226,000 in defeasance fees incurred as a result of the prepayment of the mortgages for both Memorial Towers and Villas of Henderson.

(Back to Index)

(Back to Index)

Gain on sale of rental properties included in other income (expense) increased by $4.3 million. The following table presents details of our disposition activity during the years ended December 31, 2016 and 2015 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	2016 Gain on Sale
2016 Dispositions
Memorial Towers	Houston, Texas	5/9/2016	$18,000	$9,739
Villas	San Antonio, Texas	9/26/2016	$18,000	7,683
				$17,422

2015 Dispositions				2016 Gain on Sale	2015 Gain on Sale
Foxcroft	Scarborough, Maine	12/1/2015	$15,200	$1	$5,291
Coach Lantern	Scarborough, Maine	12/1/2015	$16,750	12	7,835
				$13	$13,126
Liquidity and Capital Resources
The following table sets forth our net sources and uses of cash (in thousands):

	Years Ended
	December 31,
	2016	2015
Net cash (used in) provided by operating activities (1)	$(3,319)	$1,991
Net cash provided by investing activities	17,471	14,402
Net cash used in financing activities	(15,869)	(13,634)
Net (decrease) increase in cash	$(1,717)	$2,759
_______________

(1)	Including changes in operating assets and liabilities.

Our liquidity needs consist principally of funds to pay debt service, required escrow payments, operating expenses, capital expenditures and monthly distributions to the limited partners. Historically, our ability to meet our liquidity needs has been subject to our ability to generate cash from both operations and sales, and to control property operating expenses. However, as a result of the sales of Foxcroft and Coach Lantern, we have generated enough funds to cover operating expenses, capital expenditures and monthly distributions. Moreover, as a result of the sale of Memorial Towers, we have generated enough funds to distribute the limited partner's preferred return as well as the subordinated investment management fees owed. The sale of Villas on September 26, 2016 generated enough funds to distribute the limited partner's additional preferred return. Excess cash is held for any unforeseen expenses in addition to debt service, operating expenses, capital expenditures and monthly distributions to the limited partners. Although our property sales have generated significant current liquidity, we still seek to generate positive cash from operations. The ability to continue to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent. Occupancy rates can fluctuate based on changes in local market conditions in San Antonio, Texas, where the remaining property, Park Hill, is located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates. The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property.

Under our capital improvements program, we review future possible expenditures periodically and adjust them based on both operating results and local market conditions. If market conditions improve, and we believe we can achieve an acceptable return on the additional expenditures, we will consider property improvements to increase the property's appeal to tenants and potential purchasers and to the extent possible, increase the value of the remaining property, Park Hill. As of December 31, 2016, we have no plans for significant capital improvements. To the extent that we implement improvements to the property, we will seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.
The following table sets forth the capital expenditures incurred during the year ended December 31, 2016 (in thousands):

(Back to Index)

Subsidiaries	Capital Expenditures
Memorial Towers	$10
Villas	38
Park Hill	73
Total	$121
Our restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance and capital improvements.
Our payables to related parties consist of investment, debt and property management fees due to our General Partner,    payable monthly, equal to 1% of the gross offering proceeds, net of any limited partnership interests owned by the General Partner. The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return. The Partnership used proceeds of both the sale of Memorial Towers and Villas to provide the limited partners their Preferred Return. The remaining proceeds were used to pay any accrued investment management fees due to RCP.
As of December 31, 2016 the aggregate debt service requirement for the Park Hill mortgage over the next 12 months is $676,000. This includes principal payments of $176,000. Future escrow payments of approximately $667,000 are to be paid over the next 12 months.
 Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  See Item 1, "Redemption of Units." As of December 31, 2016, we have redeemed 11,602 units at an aggregate redemption price of $88,784. During the years ended December 31, 2016 and 2015, we did not receive any redemption requests.
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
Impairment.  We review the carrying value of each Property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If we determine that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, we will record an impairment charge to reduce the carrying amount for that asset to its estimated fair value. No impairment charges were recorded in either 2015 or 2016.
Loans Held for Investment. We consider a loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan

(Back to Index)

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
Off-Balance Sheet Arrangements
As of December 31, 2016 and 2015, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard exceptions to the non-recourse nature of the mortgage notes which are secured by the Properties.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to Regulation S-K, Item 305(e)

(Back to Index)

(Back to Index)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Resource Real Estate Investors 6, L.P.

We have audited the accompanying consolidated balance sheets of Resource Real Estate Investors 6, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Investors 6, L.P. and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Partnership has begun its intended process of dissolution, which is expected to be completed in 2017. The Partnership Agreement’s extension term expires on July 30, 2017.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 28, 2017

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2016	2015

ASSETS
Rental properties, at cost:
Land	$1,685	$3,129
Buildings and improvements	15,061	27,823
Personal property	779	1,510
Total rental properties, at cost	17,525	32,462
Accumulated depreciation and amortization	(5,628)	(9,781)
Total rental properties, net	11,897	22,681

Assets held for sale - Memorial Towers, net	—	7,927

Cash	1,516	3,233
Restricted cash	564	1,334
Tenant receivables	10	2
Accounts receivables - other	19	—
Receivables from related parties	119	165
Prepaid expenses and other assets	60	178
	$14,185	$35,520
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable, net	$9,782	$27,281
Accounts payable and accrued expenses	303	352
Real estate taxes payable	448	1,110
Accrued interest	43	126
Payables to related parties	64	3,458
Prepaid rent	17	52
Security deposits	42	92
Total liabilities	10,699	32,471
Partners’ capital	3,486	3,049
Total liabilities and partners’ capital	$14,185	$35,520

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the Years Ended December 31,
	2016	2015
Revenues:
Rental income	$5,167	$10,116

Expenses:
Rental operating	3,108	4,949
Management fees – related parties	443	880
General and administrative	585	507
Depreciation and amortization	879	2,235
Total expenses	5,015	8,571

Income before other income (expenses)	152	1,545

Other income (expenses):
Interest expense, net	(1,254)	(2,100)
Gain on sale of rental properties, net	17,435	13,126
Loss on disposal of fixed assets	(19)	(19)
Loss on extinguishment of debt	(226)	—
Total other income (expense)	15,936	11,007
Net income	$16,088	$12,552

Weighted average number of limited partner units outstanding	3,702	3,702

Net income per weighted average limited partner unit	$4.35	$3.39

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(in thousands, except units)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2015	$1	3,701,890	$3,714	$3,715
Distributions	—	—	(13,218)	(13,218)
Net income	—	—	12,552	12,552
Balance at December 31, 2015	1	3,701,890	3,048	3,049
Distributions	—	—	(15,651)	(15,651)
Net income	—	—	16,088	16,088
Balance at December 31, 2016	$1	3,701,890	$3,485	$3,486

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income	$16,088	$12,552
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of rental properties	(17,435)	(13,126)
Depreciation and amortization	879	2,235
Amortization of deferred financing costs	151	158
Loss on extinguishment of debt	226	—
Loss on sale or disposal of fixed assets	19	19
Changes in operating assets and liabilities:
Restricted cash	224	26
Tenant receivables, net	(13)	—
Accounts receivable other	(32)	—
Receivables from related parties	46	(65)
Prepaid expense and other assets	35	(4)
Accounts payable and accrued expenses	168	(247)
Real estate tax payable	(255)	105
Payables to related parties	(3,394)	333
Accrued interest	(4)	(44)
Prepaid rent	(27)	42
Security deposits	5	7
Net cash (used in) provided by operating activities	(3,319)	1,991

Cash flows from investing activities:
Proceeds from sale of rental properties	17,605	14,839
Capital reserve escrow held by lender	(13)	—
Capital expenditures	(121)	(437)
Net cash provided by investing activities	17,471	14,402

Cash flows from financing activities:
Principal payments on mortgage notes payable	(320)	(416)
Refund of defeasance costs	102	—
Distributions to limited partners	(15,651)	(13,218)
Net cash used in financing activities	(15,869)	(13,634)
Net (decrease) increase in cash	(1,717)	2,759
Cash at beginning of period	3,233	474
Cash at end of period	$1,516	$3,233

Non-cash Investing and Financing Activities
Settlement of mortgage notes payable with proceeds from sale of rental properties	$(17,330)	$(16,644)
Defeasance costs paid in closing with proceeds from sale of rental properties	$(328)	$—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns and operates multifamily residential rental properties located in Texas (the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which closed on May 19, 2008.  The General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or “GP”), is in the business of sponsoring and managing real estate investment limited partnership and tenant in common programs.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.55% limited partnership interest in the Partnership at both December 31, 2016 and 2015.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a company operating in the real estate, financial fund management and commercial finance sectors.
On September 8, 2016, RAI was acquired by C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III indirectly controls RCP and all of the partnership units of the Partnership currently owned by RCP.
The General Partner has complete and exclusive discretion in the management of our business. On June 29, 2015, by written notice to the partners, the General Partner elected to extend the term for one year to July 30, 2016. On May 20, 2016, by written notice to the partners, the General Partner elected to extend the term for one additional year to July 30, 2017 to maximize the Partnership's return to its partners. The Partnership has begun the process of dissolution through the strategic disposal of assets. On December 1, 2015, the Partnership sold its interest in both Coach Lantern and Foxcroft. Memorial Towers was sold on May 9, 2016. Villas of Henderson Pass was sold on September 26, 2016. The remaining asset, Park Hill, is expected to be disposed of in 2017. If the Partnership is unable to sell Park Hill before the July 30, 2017 termination date of the Agreement, the General Partner plans to extend the Partnership's term, which requires majority consent of the limited partners. In the event majority consent is not obtained, the General Partner may dispose the property pursuant to the liquidation provisions of the Agreement. Under those provisions, should the General Partner conclude that an immediate sale of Park Hill would cause undue loss to the partners, the Partnership may distribute Park Hill to a liquidating trust, to facilitate an orderly sale of Park Hill.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, as follows:

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

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
(3) The partnership sold its interests in Coach Lantern on December 1, 2015. The subsidiary was legally dissolved on August 29, 2016.
(4) The partnership sold its interests in Foxcroft on December 1, 2015. The subsidiary was legally dissolved on August 29, 2016.
The Partnership also owns a 100% interest in RRE Funding II, LLC (“Funding”), which owns a non-performing subordinated note, Southern Cove (“Southern Cove”), with a face value of $590,000. Funding also previously owned the non-performing subordinated note, Acacia Park ("Acacia"), which was resolved in July 2016 and had a face value of $2 million. Both notes went into default in 2009, and during the year ended December 31, 2012, they were deemed uncollectible and charged off. The senior note, to which Acacia was subordinated, was partially paid off via refinance in July 2016. The refinancing proceeds were not sufficient for Funding to recover any portion of the note. Due to the refinancing, the Partnership no longer owns the note and RCP no longer manages the investment.
All material intercompany transactions and balances have been eliminated in consolidation.
Geographic Concentration Risk
As of December 31, 2016, the Partnership’s net investment in Park Hill, located in San Antonio, Texas, represented 100% of the Partnership’s real estate assets.  As a result, the geographic concentration of the Partnership’s portfolio makes it particularly susceptible to adverse economic developments in the San Antonio, Texas real estate market. Any adverse economic or real estate developments in this market could adversely affect the Partnership’s operating results.
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
Assets Held for Sale
The Partnership presents the assets and liabilities of any rental properties that qualify as held for sale separately in the Consolidated Balance Sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. At December 31, 2016, the Partnership had no rental properties included in assets held for sale. Assets are classified as held for sale upon execution of a Purchase and Sales Agreement.
Supplemental Disclosure of Cash Flow Information
The Partnership paid approximately $1.2 million and $2.0 million in cash for interest during the years ended December 31, 2016 and 2015, respectively.
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
DECEMBER 31, 2016

Update ("ASU") 2015-03 "Simplifying the Presentation of Debt Issuance Costs", the Partnership has recorded deferred financing costs as a direct reduction of the related mortgage notes payable.
Income Taxes
The Partnership is not subject to income taxes as all earnings are taxable to the individual partners. Income taxes or credits resulting from earnings or losses are payable by or accrue to the benefit of the partners; accordingly, no provision has been made for income taxes in these consolidated financial statements. At December 31, 2016, there is a GAAP book basis to tax basis difference of approximately $9,400 due to different depreciation methods utilized.
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
The Partnership is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for the years 2013 through 2016.
Revenue Recognition
Revenue is primarily derived from the rental of residential housing units with lease agreement terms of generally one year or less.  The Partnership recognizes revenue in the period that rent is earned, which is on a monthly basis.  The Partnership recognizes rent as income on a straight-line basis over the term of the related lease.  Additionally, any incentives included in the lease, if significant, are amortized on a straight-line basis over the term of the related lease.
Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned. Total other income was $658,000 and $948,000 for the years ended December 31, 2016 and 2015, respectively.
The future minimum rental payments to be received from noncancelable operating leases total approximately $1.2 million and $11,000 for the twelve months ending December 31, 2017 and 2018, respectively, and none thereafter.
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
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If there is a triggering event and it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, then an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership did not recognize any impairment losses with respect to its Properties for either the years ended December 31, 2016 or 2015.
Rental Properties
Rental properties are carried at cost, net of accumulated depreciation.  Land is not depreciated. Buildings and improvements and personal property are depreciated for financial reporting purposes on the straight-line method over their estimated

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

useful lives.  The value of acquired in-place leases is amortized over twelve months on a straight-line basis.  Useful lives used for calculating depreciation for financial reporting purposes are as follows:

Buildings and improvements	5 - 27.5 years
Personal property	3 - 15 years
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $69,000 and $121,000 for the years ended December 31, 2016 and 2015, respectively.
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash. The Federal Deposit Insurance Corporation provides insurance for all deposit accounts, deposits and accrued interest, in the amount of $250,000 per account held at an insured bank. As of December 31, 2016, the Partnership had $1.8 million of deposits at various banks, $1.1 million of which were over the insurance limit of the Federal Deposit Insurance Corporation.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At both December 31, 2016 and 2015, there was no allowance for uncollectible receivables.
Redemptions
The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the amount of the initial investment less all distributions from the Partnership to the LP, and less all organization and offering expenses charged to the LP.
Recent Accounting Standards
In August 2014, FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance on January 1, 2016 did not have a significant impact on the Partnership's consolidated financial statements.

In January 2015, FASB issued ASU 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." ("ASU 2015-01"). The amendments in ASU 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 did not have a significant impact on the Partnership's consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

effective for the Partnership beginning January 1, 2016. The adoption of this guidance on January 1, 2016 did not have a significant impact on the Partnership's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This guidance was adopted by the Partnership beginning January 1, 2016. As required by ASU 2015-03, the Partnership applied the new guidance on a retrospective basis and adjusted the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. The Partnership has reclassified $218,000 of debt issuance costs at December 31, 2015 from assets to liabilities as a direct reduction of the related mortgage notes payable.

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

In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. ASU 2016-15 has been early adopted by the Partnership. As result of adoption, the Partnership has classified cash received in conjunction with the early extinguishment of debt as cash provided by financing activities.

Accounting Standards Issued But Not Yet Effective

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for the Partnership beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Partnership is in the process of determining the method of adoption and assessing the impact of this guidance on the Partnership’s consolidated financial position, results of operations and cash flows.

In February 2016, FASB issued ASU No. 2016-02, "Leases ("ASU 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Partnership is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2016-02 to have a significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses” (ASU 2016-13) which requires measurement and recognition of expected credit losses for financial assets held. The standard update is effective for the Partnership beginning January 1, 2019. The Partnership is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2016-13 to have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU 2016-18 is effective for the Partnership for the fiscal year beginning November 1, 2018 and the adoption of ASU 2016-18 is not expected to have a material effect on the Partnership's consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business" ("ASU 2017-01"), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU 2017-01 is effective for the Partnership beginning January 1, 2018, but early adoption is allowed. The Partnership is continuing to evaluate this guidance.
NOTE 3 − RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

	December 31,
	2016	2015
Real estate taxes	$438	$1,107
Insurance	71	185
Capital improvements	55	42
Total	$564	$1,334

NOTE 4 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	December 31,
	2016	2015
Receivables from related parties:
RAI and affiliates	$119	$165

Payables to related parties:
RAI and affiliates	$64	$3,458
Substantially all of the receivables from related parties represent insurance deposits held in escrow by Resource Real Estate, Inc ("RRE") for self insurance, which, if unused, will be returned to the Partnership. The Partnership's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both the property insurance and general liability. RRE holds the deposits in escrow to fund future insurance claims. The pool for property insurance covers losses up to $2.5 million and the pool for the general liability covers losses up to the first $50,000 of each general liability incident. Catastrophic insurance would cover losses in excess of the insurance pools up to $140 million and $51.0 million, respectively. Therefore, unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse effect on the Partnership's financial condition and operating results. In the years ended December 31, 2016 and 2015, the Partnership paid approximately $97,000 and $129,000 into the insurance pools.
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds that have been deployed in real estate investments, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at December 31, 2016 and 2015 totaled $24,000 and $2.7 million, respectively. In the year ended December 31, 2016, the Partnership paid RCP approximately $2.8 million for investment management fees.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) is entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties.  Management fees due to RCP and affiliates at December 31, 2016 and 2015 totaled $13,000 and $563,000, respectively.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  Operating expense advances due to RCP and RREMI at December 31, 2016 and 2015 totaled $27,000 and $204,000, respectively. Total reimbursable operating expenses during the years ended December 31, 2016 and 2015 were $972,000 and $1.6 million, respectively. Reimbursable expenses include payroll and miscellaneous operating expenses. Reimbursable operating expenses are included in property operating expenses in the consolidated statements of operations and comprehensive loss.

The Partnership is obligated to pay fees to related parties.  These activities are summarized as follows (in thousands):

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

	Years Ended
	December 31,
	2016	2015
RCP:
Investment management fees (1)	$163	$329

RREML:
Property management fees (2)	249	501
Debt management fees (3)	31	50
	280	551
	$443	$880
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

NOTE 5 – MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

	December 31, 2016			December 31, 2015
Collateral	Outstanding Borrowings	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Deferred finance costs, net	Carrying Value
Memorial Towers	$—	$—	$—	$7,109	$(39)	$7,070
Villas	—	—	—	10,375	(57)	10,318
Park Hill	9,849	(67)	9,782	10,015	(122)	9,893
	$9,849	$(67)	$9,782	$27,499	$(218)	$27,281

Memorial Towers was sold on May 9, 2016, and Villas of Henderson was sold on September 26, 2016. Proceeds from these sales were used to pay the outstanding borrowings and were paid directly to the lender at settlement. The Partnership incurred losses of $204,000 and $22,000 on extinguishment of debt as a result of the prepayments during 2016 for Memorial Towers and Villas, respectively.

The following table includes additional information about the Partnership's remaining mortgage note payable, net (in thousands):

Collateral	Maturity Date	Annual Interest Rate	Average Monthly Debt Service
Park Hill	3/1/2018	5.05%	$56	(1)
(1)    Monthly payment includes principal and interest.
Annual principal payments on the mortgage note payable for the future years ending December 31, are as follows (in thousands):

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

2017	$175
2018	9,674
$9,849

In addition to annual principal payments on the mortgage notes payable, aggregate required escrow payments will total $667,000 through March 1, 2018.
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
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of December 31, 2016 and 2015 was $497,000 and $1.2 million, respectively.  Estimated amortization of the Properties’ existing deferred financing costs for the remaining life of the underlying note for the future years ending December 31, is as follows (in thousands):

2017	$54
2018	13
$67

NOTE 6 –FAIR VALUE OF FINANCIAL INSTRUMENTS
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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2016

The carrying amount and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	December 31, 2016		December 31, 2015
	Principal Balance	Fair Value	Principal Balance	Fair Value
Mortgage notes payable:
Memorial Towers	$—	$—	$7,109	$7,255
Villas	—	—	10,375	10,587
Park Hill	9,849	10,016	10,015	10,328
Total mortgage notes payable	$9,849	$10,016	$27,499	$28,170

The principal balance of the mortgage notes payable presented is the outstanding borrowings, excluding deferred finance costs, net. The fair value of the mortgage notes payable was estimated using rates available to the Partnership for debt with similar terms and remaining maturities (Level 3).

NOTE 7 – DISPOSITION OF PROPERTIES
The following table presents details of our disposition activity during the years ended December 31, 2016 and 2015 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	2016 Gain on Sale
2016 Dispositions
Memorial Towers	Houston, Texas	5/9/2016	$18,000	$9,739
Villas	San Antonio, Texas	9/26/2016	$18,000	7,683
				$17,422

2015 Dispositions				2016 Gain on Sale	2015 Gain on Sale
Foxcroft	Scarborough, Maine	12/1/2015	$15,200	$1	$5,291
Coach Lantern	Scarborough, Maine	12/1/2015	$16,750	12	7,835
				$13	$13,126

The table below presents the revenues and net income attributable to properties sold for the years ended December 31, 2016 and 2015 (in thousands):

Multifamily Community	Revenues Attributable to Property	Net Income Attributable to Property
2016 Dispositions
Memorial Towers	$788	$9,503
Villas of Henderson	1,708	7,396
	$2,496	$16,899

2015 Dispositions
Foxcroft	$1,636	$5,664
Coach Lantern	1,480	8,241
	$3,117	$13,906

(Back to Index)

(Back to Index)

NOTE 8 – CASUALTY LOSS
In May 2016, a car fire damaged a balcony of the Park Hill building. The property was insured for the damage. Non-capitalized expenses incurred in conjunction with this claim totaled $10,000, and the property received $9,000 in insurance proceeds. Accordingly, $1,000 was expensed as casualty loss.
In July 2016, a storm substantially damaged the main building of Villas of Henderson. The property was insured for the damage. Non-capitalized expenses incurred in conjunction with this claim totaled $72,000, and the property received $45,000 in insurance proceeds. Accordingly, $27,000 was expensed as casualty loss. Casualty losses are included in rental operating expenses on the consolidated statements of operations.
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

Our General Partner assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, the General Partner used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our General Partner concluded that, as of December 31, 2016, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Directors and Executive Officers of Our General Partner
The following table sets forth information with respect to the executive officers, directors and key personnel of our General Partner:

NAME	AGE	POSITION OR OFFICE
Jeffrey P. Cohen	48	Director and Chief Executive Officer
Kevin M. Finkel	45	Director and President
Alan F. Feldman	53	Director and Senior Vice President
David E. Bloom	52	Director and Vice President
Steven R. Saltzman	53	Vice President of Finance and Chief Financial and Accounting Officer
Darshan V. Patel	46	Chief Legal Officer and Assistant Secretary
Shelle Weisbaum	49	Vice President and Secretary
Lawrence S. Block	50	Vice President and Assistant Secretary
Jeffrey P. Cohen has served as a Director and Chief Executive Officer of the General Partner since September 2016. Mr. Cohen has served as Executive Vice President of Resource America since September 2016. Mr. Cohen has served as an Executive Managing Director of C-III Capital Partners LLC since January 2011 and has primary responsibility for its mergers and acquisitions activity and previously served as President from February 2010 to January 2011. Mr. Cohen has also served as the President of Island Capital Group since September 2006 and has been a principal of Island Capital Group since it was established in 2003. Prior to joining Island Capital Group in 2003, Mr. Cohen was an Executive Vice President of Insignia Financial Group from 1997 to 2003. Before joining Insignia, Mr. Cohen served as a corporate attorney with the New York City law firm of Rogers & Wells (now Clifford Chance) from 1993 to 1997 where he primarily worked on matters relating to mergers and acquisitions, capital markets, and corporate finance. Mr. Cohen is a Trustee of Dean College in Franklin, MA and serves on its Executive Committee and Investment Committee. Mr. Cohen brings to the board of directors extensive industry experience and strategic planning, executive management and financing experience. In addition, the board of directors will benefit from the depth and breadth of his experience in investments, mergers and acquisitions and corporate finance as well as his understanding of complex financial transactions.
Kevin M. Finkel has served as President of the General Partner since 2006 and Senior Vice President of the General Partner from 2003 to 2006. Mr. Finkel also has served as Executive Vice President since 2008 and Director of Acquisitions since 2004 of Resource Real Estate, Vice President of Resource America from 2006 through 2013, and Senior Vice President of Resource America since 2013. Mr. Finkel joined Resource America in 2002. Prior to joining Resource America, Mr. Finkel was an investment banker at Barclays Capital from 1998 to 2000 and at Deutsche Bank Securities from 1994 to 1998.
Alan F. Feldman has served as a Director and Senior Vice President of the General Partner since 2004.  Mr. Feldman also has served as Chief Executive Officer of Resource Real Estate, a subsidiary of Resource America, since 2004, President and a Director of Resource Real Estate Management since 2005 and a Senior Vice President of Resource America since 2002.  Mr. Feldman was President of Resource Properties, a subsidiary of Resource America, from 2002 to 2005.  From 1998 to 2002, Mr. Feldman was a Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization.  From 1992 through 1998, Mr. Feldman was an Executive Vice President of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization, where he was responsible for the firm’s 20 million square feet of managed retail properties.  From 1990 to 1992, Mr. Feldman was a Director at Strouse, Greenberg & Co., a regional full service real estate company.  From 1986 through 1988, Mr. Feldman was an engineer at Squibb Corporation.  Mr. Feldman’s extensive experience and knowledge in the real estate business is an asset to our General Partner’s board.
David E. Bloom has served as Senior Vice President of the General Partner since July 2015. Mr. Bloom has served as President and as a director of Resource Real Estate since May 2004, and as Senior Vice President of RAI, a position he has held since September 2001. Mr. Bloom joined RAI from Colony Capital, LLC, a real estate private equity fund manager, where he was a Senior Vice President, as well as a Principal of Colony Capital Asia Pacific from 1998 to 2002. From 1998 to 1999, Mr.

(Back to Index)

(Back to Index)

Bloom was a director at Sonnenblick-Goldman Company, a New York based real estate investment bank. From 1993 to 1998, Mr. Bloom practiced law in the real estate and corporate departments of Wilkie Farr & Gallagher in New York and Drinker Biddle & Reath in Philadelphia. Prior to practicing law, Mr. Bloom began his real estate career in 1987 as an Acquisitions and Development Associate with Strouse, Greenberg & Company, a regional full-service real estate company.
Steven R. Saltzman has served as Vice President of Finance and Chief Financial and Accounting Officer of the General Partner since August 2003. Mr. Saltzman also has served as Vice President and Controller of Resource Real Estate since 2004 and Vice President of Finance of Resource Real Estate Management since 2006. From 1999 to 2003, Mr. Saltzman was Controller at WP Realty, Inc., a regional developer and property manager specializing in community shopping centers.  Mr. Saltzman began his real estate career in 1988 as a Property Controller at The Rubin Organization, a predecessor to the Pennsylvania Real Estate Investment Trust.  Mr. Saltzman began his professional career at Price Waterhouse from 1985 to 1988.
Darshan V. Patel has served as Chief Compliance Officer of the General Partner since 2002.  Mr. Patel also has served as Vice President of Resource America since 2005 and Associate General Counsel for Resource America since 2001.  From 1998 to 2001, Mr. Patel was associated with the law firm of Berman, Paley, Goldstein & Kannry practicing commercial litigation and real estate law.  From 1996 to 1998, Mr. Patel was associated with the law firm of Glynn & Associates practicing litigation and real estate law.
Shelle Weisbaum has served as Vice President and Secretary of the General Partner since September 2016. Ms. Weisbaum has also served as Senior Vice President, since January 2014, and General Counsel and Secretary, since August 2007, of Resource Real Estate.  Previously she held the position of Vice President of Resource Real Estate from August 2007 to December 2013.  She has also served as Vice President and Secretary of Resource Real Estate Management, LLC since August 2007.  Ms. Weisbaum joined Resource Real Estate in October 2006 from Ledgewood Law, a Philadelphia-based law firm, where she practiced commercial real estate law from 1998 to 2006 as an associate and later as a partner of the firm. Prior to Ledgewood, from 1987 to 1998, Ms. Weisbaum was Vice President and Assistant General Counsel at the Philadelphia Stock Exchange.
Lawrence S. Block has served as Vice President and Assistant Secretary of the General Partner since September 2016. Mr. Block has served as SVP & Assistant Secretary of Resource America since September 2016.  Since January, 2011, Mr. Block has been a Managing Director, Counsel and Chief Compliance Officer for Island Capital Group LLC, a real estate merchant banking firm; Managing Director, Counsel and Chief Compliance Officer for C-III Capital Partners LLC and its affiliates, including C-III Investment Management LLC, an SEC-registered investment adviser; and President and Chief Compliance Officer of Anubis Securities LLC, a registered broker-dealer. From March 2005 through January 2011, Mr. Block was Executive Vice President, General Counsel and Chief Compliance Officer for The Kenmar Group, an alternative investment firm. From January 1998 through March 2005, Mr. Block was Managing Director, General Counsel and Chief Compliance Officer for Lipper & Company L.P., an alternative investment firm. Mr. Block was a senior associate at the law firm Cadwalader, Wickersham & Taft in New York from 1996 through 1998 and an associate at the law firm Proskauer Rose LLP from 1992 to 1996.
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
Audit Committee Financial Expert
Neither we nor our General Partner’s Board of Directors has a standing audit committee; our General Partner’s entire Board of Directors acts as the audit committee. Our General Partner’s Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive for a small entity such as ours, and that it would reduce amounts otherwise distributable to our limited partners.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partner, and holders of greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2016.
ITEM 11.    EXECUTIVE COMPENSATION
We have no directors or officers, and we do not directly employ any persons to manage or operate our business. Our affairs are managed by our General Partner and its affiliates. As compensation for its services, we pay our General Partner various fees as set forth in Item 13.

(Back to Index)

(Back to Index)

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the number and percentage of our limited partnership interests owned by beneficial owners of 5% or more of our limited partnership interests as well as the beneficial ownership of our General Partner, and its officers and directors, as of March 28, 2017. Under the terms of the Partnership Agreement, our affairs are managed by our General Partner. We do not have any officers or directors. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percent of Class
Units of limited partnership interest	Resource Capital Partners, Inc.	205,578	5.55%

Units of limited partnership interest	Jeffrey P. Cohen, Chief Executive Officer and Director	−	−
	Kevin M. Finkel, President and Director	−	−
	Alan F. Feldman, Senior Vice President and Director	967	Less than 1%
	David E. Bloom, Vice President and Director	−	−
	Steven R. Saltzman, Vice President of Finance and Chief Financial and Accounting Officer	−	−
	Darshan V. Patel, Chief Legal Officer and Assistant Secretary	−	−
	Lawrence S. Block, Vice President & Assistant Secretary	−	−
	Shelle Weisbaum, Vice President & Secretary	−	−
	All directors and executive officers as a group	967	Less than 1%

(1)	The address for each beneficial owner is One Crescent Drive, Suite 203, Philadelphia, Pennsylvania 19112.

(2)	Beneficial ownership of directors and officers excludes amounts that may be attributable to them as a result of the units beneficially owned by Resource Capital Partners.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
We pay our General Partner and its affiliates the following fees for their services:
Property Management Fees
We pay Resource Real Estate Management, an affiliate of our General Partner, a monthly property management fee in an amount equal to 5% of our gross cash receipts from the operation of our Properties. This fee is for Resource Real Estate Management’s services in managing the Properties or obtaining and supervising subcontractor Property managers, which may be affiliates of Resource Real Estate Management or independent third-parties. Resource Real Estate Management is permitted to manage the Properties through a property management affiliate or subcontract the management of the Properties to unaffiliated third-party subcontractors. If Resource Real Estate Management subcontracts the management of the Properties, then it will pay all management fees payable to the subcontractor managers of our Properties. For the years ended December 31, 2016 and 2015, Resource Real Estate Management earned $249,000 and $501,000 respectively, in real estate property management fees.
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

(Back to Index)

(Back to Index)

•
reviewing on an as-needed basis the underlying multifamily residential rental properties serving, directly or indirectly, as collateral for the Real Estate Debt Investments and the owners of those properties, and the markets in general, to identify any potential problem loans; and

•	determining whether or when to sell a Real Estate Debt Investment.
Resource Real Estate Management earned $31,000 and $50,000 in real estate debt management fees during each of the years ended December 31, 2016 and 2015, respectively.
Deferral of Property and Real Estate Debt Management Fees
We pay Resource Real Estate Management or its affiliates the real estate management fees for our Real Estate Investments from our operating revenues and our General Partner may, in its discretion, from time to time defer payment of all or any portion of such fees related to our Real Estate Investments, and accrue the same, if it deems our operating revenues are insufficient to pay such fees and still satisfy our investment objectives. We will pay any deferred fees to Resource Real Estate Management when our General Partner deems our operating revenues are sufficient to make such payment. As of December 31, 2016 and 2015, no fees had been deferred.
Investment Management Fees
We pay our General Partner or its affiliates an annual investment management fee payable from our revenues in an amount equal to 1% of the gross offering proceeds that have been deployed in real estate investments from the offering that have been, and continue to be, deployed in Real Estate Investments. The investment management fee is for our General Partner’s professional services rendered in our administration, including, but not limited to, the preparation and distribution of our required quarterly and annual reports to our limited partners. Since the annual investment management fee is for our General Partner’s professional services, it is in addition to the reimbursements we pay our General Partner for certain administrative expenses that it and its affiliates incur on our behalf as described below in “Reimbursement of Administrative Expenses and Direct Costs.” Up to 100% of our General Partner’s annual investment management fee is subordinated to our limited partners’ receipt of their Preferred Return. Our General Partner is entitled at any time to an additional share of our cash distributions to recoup any investment management fees or distributions that were previously subordinated to the extent that our cash distributions to our limited partners exceeded their Preferred Return. Our General Partner earned $163,000 and $329,000 in investment management fees during the years ended December 31, 2016 and 2015, respectively.
Property Financing Fee for Refinancing a Property
We pay our General Partner or its affiliates a property financing fee equal to 0.5% of the face amount of any refinancing we obtain for our interest in the Properties. This fee is for our General Partner’s or its affiliates’ services in obtaining the financing and negotiating its terms. The property financing fee for refinancing will not be paid for Real Estate Debt Investments. There were no refinancings of the Properties during the years ended December 31, 2016 and 2015, and, accordingly, no fees were paid.
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
Parent Entities
See Item 1, “Business - General
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP for the period ended December 31, 2016 and 2015 for professional services rendered was $159,870 and $128,806, respectively.
Audit-Related Fees. We did not incur any audit-related fees from Grant Thornton LLP during 2016 and 2015.
Tax Fees. We did not incur any fees for tax services from Grant Thornton LLP during 2016 and 2015.
All Other Fees. We did not incur any other fees from Grant Thornton LLP during 2016 and 2015.
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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015
Consolidated Statement of Changes in Partners’ Capital for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
Notes to Consolidated Financial Statements - December 31, 2016

2.	Financial Statement Schedules

i.	Schedule III Investments in Real Estate

ii.	Schedule IV - Investments in Mortgage Loans on Real Estate

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
10.1	Agreement of Purchase and Sale - Casco Bay Portfolio (2)
10.2	Agreement of Purchase and Sale - Memorial Towers (2)
10.3	Agreement of Purchase and Sale - Villas of Henderson
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files
_______________

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

(2)	Incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 29, 2016.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

March 28, 2017	By: /s/ Kevin M. Finkel
Kevin M. Finkel
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey P. Cohen	Director and Chief Executive Officer	March 28, 2017
JEFFREY P. COHEN

/s/ Alan F. Feldman	Director and Senior Vice President	March 28, 2017
ALAN F. FELDMAN

/s/ David E. Bloom	Director and Vice President	March 28, 2017
DAVID E. BLOOM

/s/ Kevin M. Finkel	Director and President	March 28, 2017
KEVIN M. FINKEL	(Principal Executive Officer)

/s/ Steven R. Saltzman	Vice President of Finance and Chief Financial and Accounting Officer	March 28, 2017
STEVEN R. SALTZMAN	(Principal Financial and Accounting Officer)

(Back to Index)

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2016
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income is computed
		Buildings and land improvements	Improvements carrying costs	Buildings and land improvements total
Real estate owned:
Residential	9,849	15,329	2,196	17,525	(5,628)	1984	2/29/2008	3 - 27.5 years
San Antonio, TX

	$9,849	$15,329	$2,196	$17,525	$(5,628)

	Years Ended
	December 31, 2016
	2016	2015
Balance at the beginning of the period	43,708	69,662
Additions during period:
Improvements, etc.	121	437
Deductions during period:
Disposals	(26,304)	(26,391)
Balance at close of period	17,525	43,708

(Back to Index)

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE IV
Loans Held for Investment
December 31, 2016
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest

Multi-family unit, Las Vegas, NV	Fixed interest rate of 12.75%	5/8/2017	—	n/a	500	—	500

					$500	$—	$500

(Back to Index)