Form 10-Q
period 2017-03-31
Resource Real Estate Investors 6 LP
filed 2017-05-15
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$1,685	$1,685
Buildings and improvements	15,061	15,061
Personal property	781	779
Total rental properties at cost	17,527	17,525
Accumulated depreciation and amortization	(5,778)	(5,628)
Total rental properties, net	11,749	11,897

Cash	1,400	1,516
Restricted cash	231	564
Tenant receivables, net	3	10
Accounts receivable other	14	19
Receivables from related parties	101	119
Prepaid expenses and other assets	111	60
Total assets	$13,609	$14,185
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage note payable, net	$9,751	$9,782
Accounts payable and accrued expenses	358	303
Real estate taxes payable	119	448
Accrued interest	27	43
Payables to related parties	131	64
Prepaid rent	14	17
Security deposits	40	42
Total liabilities	10,440	10,699
Partners’ capital	3,169	3,486
Total liabilities and partners’ capital	$13,609	$14,185

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$667	$1,708

Expenses:
Rental operating	448	1,077
Management fees – related parties	62	150
General and administrative	124	183
Depreciation and amortization	151	288
Total expenses	785	1,698

(Loss) income before other income (expense)	(118)	10

Other income (expense):
Interest expense, net	(121)	(405)
Loss on disposal of fixed assets	(1)	(3)
Net loss	$(240)	$(398)

Weighted average number of limited partner units outstanding	3,702	3,702

Net loss per weighted average limited partner unit	$(0.06)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2017	$1	3,701,890	$3,485	$3,486
Distributions	—	—	(77)	(77)
Net loss	—	—	(240)	(240)
Balance at March 31, 2017	$1	3,701,890	$3,168	$3,169

The accompanying notes are an integral part of this consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,

	2017	2016
Cash flows from operating activities:
Net loss	$(240)	$(398)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	151	288
Amortization of deferred financing costs	13	36
Loss on disposal of fixed assets	1	3
Changes in operating assets and liabilities:
Restricted cash	353	747
Tenant receivables, net	7	—
Accounts receivable other	5	89
Receivables from related parties	18	60
Prepaid expense and other assets	(51)	28
Accounts payable and accrued expenses	55	254
Real estate taxes payable	(329)	(805)
Payables to related parties	67	63
Accrued interest	(16)	—
Prepaid rent	(3)	11
Security deposits	(2)	3
Net cash provided by operating activities	29	379

Cash flows from investing activities:
Capital expenditures	(4)	(38)
Capital reserves escrow	(20)	—
Net cash used in investing activities	(24)	(38)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(44)	(109)
Distributions to limited partners	(77)	(196)
Net cash used in financing activities	(121)	(305)
Net (decrease) increase in cash	(116)	36
Cash at beginning of period	1,516	3,233
Cash at end of period	$1,400	$3,269

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)
NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which owns through its wholly-owned subsidiaries and operates multifamily residential rental properties located in Texas (the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which was closed on May 19, 2008.  The Partnership's General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.55% limited partnership interest in the Partnership at both March 31, 2017 and December 31, 2016.  RCP is an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), a company operating in the real estate, financial fund management and commercial finance sectors. RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III indirectly controls RCP and all of the partnership units of the Partnership currently owned by RCP.
The General Partner has complete and exclusive discretion in the management of our business. On June 29, 2015, by written notice to the partners, the General Partner elected to extend the Partnership's term for one year to July 30, 2016. On May 20, 2016, by written notice to the partners, the General Partner elected to extend the Partnership's term for one additional year to July 30, 2017, to maximize the Partnership's return to its partners. The Partnership has been substantially dissolved through the strategic disposal of assets. On December 1, 2015, the Partnership sold its interest in both Coach Lantern and Foxcroft. Memorial Towers was sold on May 9, 2016. Villas of Henderson Pass was sold on September 26, 2016. The remaining asset, Park Hill, is expected to be sold in April 2017, see Note 7- Subsequent Events.
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

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2017 are unaudited. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements have been prepared in conformity with GAAP. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2017
(unaudited)

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
The Partnership also owns a 100% interest in RRE Funding II, LLC (“Funding”), which owns a non-performing subordinated note, Southern Cove (“Southern Cove”), with a face value of $500,000. Funding had owned a second nonperforming subordinated note, Acacia Park ("Acacia"), which was resolved in July 2016 and had a face value of $2 million. Both notes went into default in 2009, and during the year ended December 31, 2012, they were deemed uncollectible and charged off. The senior note, to which Acacia was subordinated, was partially paid off via refinance in July 2016. The refinancing proceeds were not sufficient for Funding to recover any portion of the note. Due to the refinancing, the Partnership no longer owns the Acacia note and RCP no longer manages the investment.
All intercompany transactions and balances have been eliminated in consolidation.
Geographic Concentration Risk
As of March 31, 2017, the Partnership’s net investment in real estate in San Antonio, Texas represented 100% of the Partnership’s total assets.  As a result, the geographic concentration of the Partnership’s portfolio makes it particularly susceptible to adverse economic developments in San Antonio, Texas’ real estate market. Any adverse economic or real estate developments in this market could adversely affect the Partnership’s operating results.
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
Assets Held for Sale
The Partnership presents the assets and liabilities of any rental properties that qualify as held for sale separately in the Consolidated Balance Sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. The Partnership considers an asset to be held for sale once a purchase and sale agreement is executed. At March 31, 2017, the Partnership had no rental properties identified as held for sale.
Supplemental Disclosure of Cash Flow Information
During the three months ended March 31, 2017 and 2016, the Partnership paid approximately $124,000 and $370,000 in cash for interest, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2017
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
The Partnership is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for years 2013 through 2016.
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
Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees, which are recognized when earned or received. Total other income was approximately $80,000 and $170,000 for the three months ended March 31, 2017 and 2016, respectively.
The future minimum rental payments to be received from noncancelable operating leases total approximately $1.2 million and $15,000 for the twelve months ending March 31, 2018 and 2019, respectively, and none thereafter.
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
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership has estimated that the future cash flows from its properties will be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for the three months ended March 31, 2017 and March 31, 2016.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2017
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

Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled approximately $12,000 and $22,000 for the three months ended March 31, 2017 and 2016, respectively.
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash. The Federal Deposit Insurance Corporation provides insurance for all deposit accounts, deposits and accrued interest, in the amount of $250,000 per depositor held at an insured bank. As of March 31, 2017, the Partnership had approximately $1.48 million of deposits at various banks, approximately $887,000 of which were over the insurance limit of the Federal Deposit Insurance Corporation.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership writes off receivables when they become uncollectible.  At both March 31, 2017 and December 31, 2016, the allowance for uncollectible receivables was zero.
Redemptions
The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the amount of the initial investment less all distributions from the Partnership to the LP, and less an allocation of all organization and offering expenses charged to the LP. No units were redeemed in the three months ended March 31, 2017.

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
March 31, 2017
(unaudited)

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
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. The Partnership adopted this guidance, and the adoption had no significant impact on its consolidated financial statements.
In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments" ("ASU No. 2016-15"), which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. ASU 2016-15 has been early adopted by the Partnership.  The Partnership adopted this guidance, and the adoption had no significant impact on its consolidated financial statements.
Accounting Standards Issued But Not Yet Effective.
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU 2014-09"), which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for the Partnership beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The adoption ASU 2014-09 is not expected to have a significant impact on the Partnership's consolidated financial statements.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2017
(unaudited)

NOTE 3 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. Required average monthly escrow payments are $54,000 through March 1, 2018.  A summary of the components of restricted cash follows (in thousands):

	March 31, 2017	December 31, 2016
Real estate taxes	$100	$438
Insurance	56	71
Capital improvements	75	55
Total	$231	$564
NOTE 4 - MORTGAGE NOTE PAYABLE, NET

The following is a summary of the mortgage note payable, net (in thousands):

	March 31, 2017			December 31, 2016
Collateral	Outstanding Borrowings	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Deferred finance costs, net	Carrying Value
Park Hill	$9,805	$(54)	$9,751	$9,849	$(67)	$9,782

The following table includes additional information about the Partnership's mortgage note payable (in thousands):

Collateral	Maturity Date	Annual Interest Rate (1)	Average Monthly Debt Service (1)
Park Hill	3/1/2018	3.17%	30

(1)
The Park Hill mortgage note payable is set a fixed interest rate of 5.05% for the first nine years of the loan. For the last year of the loan beginning March 1, 2017, the interest rate will be determined by a 2.40% margin over the current month's one month London Interbank Offered Rate ("LIBOR"). Average monthly debt service is based on the applicable interest rate and the remaining term of the amortization period.

Annual principal payments on the mortgage note payable for the next year ending March 31, 2018 total $9.8 million.
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
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization was $511,000 and $497,000 at March 31, 2017 and December 31, 2016, respectively.  Net deferred financing costs are included as a direct reduction of the mortgage note payable on the consolidated balance sheets.  Amortization of deferred financing costs is included in interest expense on the consolidated statements of operations. Estimated amortization of the Property’s existing deferred financing costs for the next year ending March 31, 2018 is $54,000.
NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2017
(unaudited)

	March 31, 2017	December 31, 2016
Receivables from related parties:
RAI and affiliates	$101	$119

Payables to related parties:
RAI and affiliates	$131	$64

Substantially all of the receivables from related parties represent insurance deposits held in escrow by Resource Real
Estate, Inc ("RRE") for self insurance, which, if unused, will be returned to the Partnership. The Partnership's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both the property insurance and general liability. RRE holds the deposits in escrow to fund future insurance claims. The pool for property insurance covers losses up to $2.5 million and the pool for the general liability covers losses up to the first $50,000 of each general liability incident. Catastrophic insurance would cover losses in excess of the insurance pools up to $140 million and $51 million, respectively. Therefore, unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse effect on the Partnership's financial condition and operating results. In the three months ended March 31, 2017 and 2016, the Partnership paid approximately $10,000 and $76,000, respectively, into the insurance pools.
RCP is entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds that have been deployed in real estate investments, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP must subordinate up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at March 31, 2017 and December 31, 2016 totaled $45,000 and $21,000, respectively. The Partnership used proceeds of both the sale of Memorial Towers and Villas to provide the LPs their Preferred Return. The remaining proceeds were used to pay any accrued investment management fees due to RCP.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”), is entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s properties.  Management fees due to RCP and affiliates at March 31, 2017 and December 31, 2016 totaled $22,000 and $13,000, respectively. Debt Management fees due to RCP and affiliates at March 31, 2017 and December 31, 2016 totaled $6,000 and $3,000, respectively. The Partnership stopped accruing the Debt Management fee associated with the Acacia note as of July 1, 2016.  The senior note, to which Acacia was subordinated, was partially paid off via refinancing in July 2016.  Due to the refinancing, the Partnership no longer owns the note and RCP no longer manages the investment.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  Operating expense advances due to RCP and RREMI at March 31, 2017 and December 31, 2016 totaled $57,000 and $27,000, respectively. Total operating expenses reimbursed during the three months ended March 31, 2017 and 2016 were $127,000 and $276,000, respectively. Reimbursed expenses include payroll and miscellaneous operating expenses. Reimbursed operating expenses are included in rental operating expenses in the consolidated statements of operations.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2017
(unaudited)

The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
RCP:
Investment management fees	$24	$53

RREML:
Property management fees (1)	35	85
Debt management fees (2)	3	12
	38	97
	$62	$150
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
The estimated fair value measurements of the mortgage note payables are classified within level 3 of the fair value hierarchy. The outstanding borrowings and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Outstanding Borrowings	Estimated Fair Value	Outstanding Borrowings	Estimated Fair Value
Mortgage notes payable:
Park Hill	9,805	9,805	9,849	10,016

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2017
(unaudited)

The fair value of the Park Hill mortgage note payable is estimated to be the same as the carrying value at March 31, 2017 due to the debt maturing within one year.
NOTE 7 - SUBSEQUENT EVENTS
On April 3, 2017 the Partnership signed a contract to sell Park Hill for $19.5 million. The Partnership expects to recognize a gain on the sale.
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

Overview
We are a Delaware limited partnership that was formed on July 26, 2007 and commenced operations on October 1, 2007.  Through our wholly owned subsidiaries, we own in fee and operate in multifamily residential rental properties located, after giving effect to recent property sales, in Texas, which we refer to as our Property. Historically, we also invested through a wholly owned subsidiary in subordinated notes secured by multifamily residential rental properties.
We have begun the process of dissolution through the strategic disposal of assets. On December 1, 2015, we sold our interest in Coach Lantern and Foxcroft. Memorial Towers was sold on May 9, 2016, and Villas was sold on September 26, 2016. We expect to dispose of our remaining asset, Park Hill, in 2017.
As of March 31, 2017, we own one multifamily residential rental property through our wholly-owned subsidiary, as follows:

Subsidiary / Property	Purchase Date	Leverage Ratio (1)	Number of Units	Property Location
RRE Memorial Towers Holdings, LLC, or Memorial Towers	12/18/2007	—	—	(2)
RRE Villas Holdings, LLC, or Villas	12/27/2007	—	—	(3)
RRE Coach Lantern Holdings, LLC, or Coach Lantern	1/29/2008	—	—	(4)
RRE Foxcroft Holdings, LLC, or Foxcroft	1/29/2008	—	—	(4)
RRE Park Hill Holdings, LLC, or Park Hill	2/29/2008	56%	288	San Antonio, Texas
Total			288
_______________

(1)	Original face value of mortgage divided by the original total property capitalization, including original reserves, escrows, fees and closing costs.

(2)	Memorial Towers was sold on May 9, 2016.

(3)	Villas was sold on September 26, 2016.

(4)	Foxcroft and Coach Lantern were sold on December 1, 2015 and legally dissolved on September 6, 2016.

The following table sets forth operating statistics about the multifamily residential rental property owned during the quarter ended March 31, 2017:

	Average Occupancy Rate (1)		Average Effective Rent per Square Foot (2)		Ratio of Operating Expense to Revenue (3)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Property	2017	2016	2017	2016	2017	2016
Park Hill	91.0%	89.4%	$0.95	$0.88	70%	73%
_______________

(1)	Number of occupied units divided by total units adjusted for any unrentable units; average calculated on a weekly basis.

(2)	Average rental revenue divided by total rentable square footage. We calculate average rental revenue by dividing gross rental revenue by the number of months in a period.

(3)	Includes rental operating expenses and general and administrative expenses as a percentage of rental income.

(Back to Index)

(Back to Index)

We also own a subordinated note, which we refer to as the Real Estate Debt Investment, through our wholly owned subsidiary, RRE Funding II, LLC, or Funding, which was formed to hold title to the Real Estate Debt Investment which, as of March 31, 2017, was as follows (in thousands, except units and percentages):

Real Estate Debt Investment	Face Value of Note	Carrying Value of Note	Stated Interest Rate	Number of Units	Location
Southern Cove	$500	$—	12.75%	100	Las Vegas, Nevada
Funding also previously owned the nonperforming subordinated note, Acacia Park ("Acacia"), which was resolved in July 2016 and had a face value of $2 million. Both notes went into default in 2009, and during the year ended December 31, 2012, they were deemed uncollectible and charged off. The senior note, to which Acacia was subordinated, was partially paid off via refinance in July 2016. The refinancing proceeds were not sufficient for Funding to recover any portion of the note. Due to the refinancing, we no longer own the note and RCP no longer manages the investment.

(Back to Index)

(Back to Index)

Results of Operations

We generate our income from the net revenues we receive from our Properties.  We also have generated funds from the sale of our Properties. Although unlikely, the sale or repayment of our Real Estate Debt Investment may also generate funds.  As of April 3, 2017, we are under contract to sell our remaining property, Park Hill. We sold Memorial Towers on May 9, 2016, and Villas on September 26, 2016. In view of its defaulted status, we do not expect any repayments from, or to be able to sell, the Southern Cove investment.  Should economic conditions in the area in which our remaining property, Park Hill, is located deteriorate, we could experience lower occupancy, lower rental revenues and higher operating costs, all of which could harm our operations and financial condition, reduce the value of the property and limit or eliminate our ability to make distributions to our limited partners.
Our operating results and cash flows from our Property are affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.
     The amount of rental revenues from the property depends upon the occupancy rates, rental rates, and concessions granted.  We seek to maximize our rental revenue through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.  Our Property increased compared to the same period in 2016 in regards to the average occupancy rate for the three months ended March 31, 2017, with an average occupancy of 91.0%.  The average effective rent per square foot increased by $0.07 across the Property during the three months ended March 31, 2017 compared to the same period in 2016.
We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
Our existing financing was at a fixed rate of interest, and accordingly, our interest cost has remained stable during the period of our ownership of the Property.  From March 2017 through the maturity of the loan, the financing converted to a floating rate. While our existing financing extends through 2018, we do not expect our financing costs to fluctuate significantly given the low interest rates in the market and because we intend to sell Park Hill prior to our termination date in 2017.

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following table sets forth the results of our operations for the periods indicated (in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Property owned both periods	All other	Total	Property owned both periods	All other	Total
REVENUES
Rental income and other income	$667	$—	$667	$626	$1,082	$1,708

OPERATING EXPENSES
Insurance	13	—	13	35	65	100
Real estate taxes	121	—	121	115	190	305
Operating expenses	319	(5)	314	296	376	672
Management fees- related party	62	—	62	97	53	150
General and administrative	124	—	124	155	28	183
Depreciation and amortization	151	—	151	155	133	288
Total operating expenses	790	(5)	785	853	845	1,698
NET OPERATING INCOME/(LOSS)	(123)	5	(118)	(227)	237	10

OTHER INCOME/(EXPENSE)
Interest expense	(121)	—	(121)	(141)	(264)	(405)
Loss on disposal of fixed assets	(1)	—	(1)	(1)	(2)	(3)
Total other income/(expense)	(122)	—	(122)	(142)	(266)	(408)

NET INCOME (LOSS)	$(245)	$5	$(240)	$(369)	$(29)	$(398)
Revenues
Revenues for the three months ended March 31, 2017 as compared to the same period in 2016 decreased by $1.04 million, or 53% due to the elimination of revenue related to properties sold in 2016: Memorial Towers and Villas of Henderson. Revenues for Park Hill for the three months ended March 31, 2017 as compared to the same period in 2016 increased due to an increase in average occupancy and average rent per square foot.
Expenses
Expenses for the three months ended March 31, 2017 decreased by $913,000. We attribute the overall decrease in expenses principally to the sale of properties:

•	a $88,000 decrease in management fees due to a decrease in revenue,

•	a $629,000 decrease in rental operating expenses, including:

•	a $87,000 decrease in property and general liability insurance claims across the RAI managed portfolio,

•	a $184,000 decrease in real estate taxes, and

•	a $358,000 decrease in operating expenses.

•	a $137,000 decrease in depreciation and amortization, and

•	a $59,000 decrease in general and administrative expenses.
Other income (expense)
Other income (expense) for the three months ended March 31, 2017 decreased by $284,000, or 70%. The $284,000 decrease in interest expense is largely due to the payoff the outstanding borrowings in conjunction with the sale of rental properties. The

(Back to Index)

(Back to Index)

$20,000 decrease in interest expense for Park Hill is due to the reduction of the interest rate on the mortgage effective March 1, 2017.
Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Provided by operating activities (1)	$29	$379
Used in investing activities	(24)	(38)
Used in financing activities	(121)	(305)
Net (decrease) increase in cash	$(116)	$36
_______________

(1)	Including changes in operating assets and liabilities.
Our liquidity needs consist principally of funds to pay debt service, required escrow payments, operating expenses, capital expenditures and monthly distributions to the limited partners.  Our ability to meet our liquidity needs historically has been subject to our ability to generate cash from both operations and sales, and to control property operating expenses. However, as a result of the sales of Foxcroft and Coach Lantern, we have generated enough funds to cover operating expenses, capital expenditures and monthly distributions. Moreover, as a result of the sale of Memorial Towers, we have generated enough funds to distribute the limited partner's Preferred Return (as defined in our First Amended and Restated Agreement of Limited Partnership) as well as to pay the subordinated investment management fees owed to the General Partner. The sale of Villas on September 26, 2016 generated enough funds to distribute the limited partner's additional Preferred Return. Excess cash is held for any unforeseen expenses in addition to debt service, operating expenses, capital expenditures and monthly distributions to the limited partners. Although our property sales have generated significant current liquidity, we still seek to generate positive cash from operations. The ability to continue to generate cash from operations will depend on the occupancy rates, rates charged to tenants compared with competing properties in the area and the ability of tenants to pay rent.  Occupancy rates can fluctuate based on changes in local market conditions in San Antonio, Texas, where the remaining property, Park Hill, is located such as: excessive building resulting in an oversupply of similar properties, deterioration of surrounding areas, a decrease in market rates or local economic conditions including unemployment rates.  The rental rates charged to tenants compared to competing properties can be impacted by a lack of perceived safety, convenience and attractiveness of a property.
Under our capital improvements program, we review future possible expenditures periodically and adjust them based on both operating results and local market conditions. If market conditions improve and we believe we can achieve an acceptable return on the additional expenditures, we will consider property improvements to increase the property's appeal to tenants and potential purchasers and to the extent possible, increase the value of the remaining property, Park Hill. As of March 31, 2017, we have no plans for significant capital improvements. To the extent that we implement planned improvements to the property, we will seek to maintain our stable occupancy rates and, potentially, increase rental rates and our cash flow from operating activities in order to pay for these improvements.
The following table sets forth the capital expenditures incurred during the three months ended March 31, 2017 (in thousands):

Property	Capital Expenditures
Park Hill	$4
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

(Back to Index)

(Back to Index)

As of March 31, 2017, the principal payments for the Park Hill mortgage due over the next 12 months total $9,805,000. The fixed interest rate on the note converted to a floating rate on March 1, 2017, and will be adjusted the first day of each month through the maturity date. At March 31, 2017 the interest rate on the note was 3.17%. Future escrow payments of approximately $591,000 are to be paid over the next 12 months.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  As of March 31, 2017 and 2016 we have redeemed 11,602 units at an aggregate redemption price of $88,784. No units were redeemed in the three months ended March 31, 2017.
Legal Proceedings
Although not currently, from time to time we are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
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
For a discussion on our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
As of March 31, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.
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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II
OTHER INFORMATION
ITEM 6.     EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
10.1	Agreement of Purchase and Sale - Casco Bay Portfolio (2)
10.2	Agreement of Purchase and Sale - Memorial Towers (2)
10.3	Agreement of Purchase and Sale - Villas of Henderson (3)
10.4	Agreement of Purchase and Sale - Park Hill
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files
_______________

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein (File No. 000-53652).

(2)	Incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 29, 2016.

(3)	Incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 28, 2017.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

May 15, 2017	By: /s/ Kevin M. Finkel
KEVIN M. FINKEL
President
(Principal Executive Officer)

May 15, 2017	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President - Finance
(Principal Financial and Accounting Officer)

(Back to Index)