Form 10-Q
period 2017-06-30
Resource Real Estate Investors 6 LP
filed 2017-08-14
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$—	$1,685
Buildings and improvements	—	15,061
Personal property	—	779
Total rental properties at cost	—	17,525
Accumulated depreciation and amortization	—	(5,628)
Total rental properties, net	—	11,897

Cash	10,943	1,516
Restricted cash	—	564
Tenant receivables	—	10
Accounts receivable other	33	19
Receivables from related parties	75	119
Prepaid expenses and other assets	49	60
Total assets	$11,100	$14,185
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage note payable, net	$—	$9,782
Accounts payable and accrued expenses	84	303
Real estate taxes payable	—	448
Accrued interest	—	43
Payables to related parties	87	64
Prepaid rent	—	17
Security deposits	—	42
Total liabilities	171	10,699
Partners’ capital	10,929	3,486
Total liabilities and partners’ capital	$11,100	$14,185

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$462	$1,550	$1,129	$3,258
Interest income	50	—	50	—
Total revenues	512	1,550	1,179	3,258

Expenses:
Rental operating	341	855	789	1,931
Management fees – related parties	36	129	98	279
General and administrative	92	101	216	284
Depreciation and amortization	—	287	151	575
Total expenses	469	1,372	1,254	3,069

Income (loss) before other income (expense)	43	178	(75)	189

Other income (expense):
Interest expense, net	(110)	(393)	(231)	(798)
Gain on sale of rental properties	7,405	9,741	7,405	9,741
Loss on disposal of fixed assets	(1)	—	(2)	(4)
Loss on extinguishment of debt	—	(204)	—	(204)
Gain on recovery of mezzanine note	500	—	500	—
Net income	$7,837	$9,322	$7,597	$8,924

Weighted average number of limited partner units outstanding	3,702	3,702	3,702	3,702

Net income per weighted average limited partner unit	$2.12	$2.52	$2.05	$2.41

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2017	$1	3,701,890	$3,485	$3,486
Distributions	—	—	(154)	(154)
Net income	—	—	7,597	7,597
Balance at June 30, 2017	$1	3,701,890	$10,928	$10,929

The accompanying notes are an integral part of this consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,

	2017	2016
Cash flows from operating activities:
Net income	$7,597	$8,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	151	575
Amortization of deferred financing costs	67	93
Loss on disposal of fixed assets	2	4
Gain on sale of rental properties	(7,405)	(9,741)
Changes in operating assets and liabilities:
Restricted cash	275	858
Tenant receivables, net	(10)	(8)
Accounts receivable other	(14)	89
Receivables from related parties	44	(33)
Prepaid expense and other assets	(32)	(112)
Accounts payable and accrued expenses	(232)	133
Real estate taxes payable	(210)	(558)
Payables to related parties	10	(3,089)
Accrued interest	(14)	(5)
Prepaid rent	(5)	(31)
Security deposits	(6)	5
Net cash provided by (used in) operating activities	218	(2,896)

Cash flows from investing activities:
Proceeds from sale of rental property, net of closing costs	9,490	10,105
Capital expenditures	(9)	(57)
Capital reserves escrow, net	(34)	8
Net cash provided by investing activities	9,447	10,056

Cash flows from financing activities:
Principal payments on mortgage notes payable	(84)	(196)
Distributions to limited partners	(154)	(7,859)
Net cash used in financing activities	(238)	(8,055)
Net increase (decrease) in cash	9,427	(895)
Cash at beginning of period	1,516	3,233
Cash at end of period	$10,943	$2,338

Non-cash Investing and Financing Activities
Settlement of mortgage notes payable with proceeds from sale of rental properties	$(9,765)	$(7,074)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)
NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which, until June 1, 2017, owned and operated multifamily residential rental properties (the “Properties”).  The Partnership also has invested in subordinated notes secured by multifamily residential properties located in California and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which closed on May 19, 2008.  The Partnership's General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.55% limited partnership interest in the Partnership at both June 30, 2017 and December 31, 2016.  RCP is an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), a company operating in the real estate, financial fund management and commercial finance sectors. RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III indirectly controls RCP and all of the partnership units of the Partnership currently owned by RCP.
The General Partner has complete and exclusive discretion in the management of our business. As of June 30, 2017, the Partnership has disposed of all real estate assets and is in the process of liquidating its operations.
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

The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2017 are unaudited. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2017
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements have been prepared in conformity with GAAP. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries, as follows:

Subsidiary / Property	Purchase Date	Disposition Date
RRE Memorial Towers Holdings, LLC or Memorial Towers(1)	12/18/2007	5/9/2016
RRE Villas Holdings, LLC, or Villas(2)	12/27/2007	9/26/2016
RRE Coach Lantern Holdings, LLC, or Coach Lantern(3)	1/29/2008	12/1/2015
RRE Foxcroft Holdings, LLC, or Foxcroft(4)	1/29/2008	12/1/2015
RRE Park Hill Holdings, LLC, or Park Hill(5)	2/29/2008	6/1/2017

(1)	Memorial Towers was a 112 unit multifamily apartment complex in Texas.

(2)	Villas was a 228 unit multifamily apartment complex in Texas.

(3)	Coach Lantern was a 90 unit multifamily apartment complex in Maine.

(4)	Foxcroft was a 104 unit multifamily apartment complex in Maine.

(5)	Park Hill was a 288 unit multifamily apartment complex in Texas.
The Partnership also owns a 100% interest in RRE Funding II, LLC (“Funding”), which owned a subordinated note, Southern Cove (“Southern Cove”), with a face value of $500,000. Funding had owned a second nonperforming subordinated note, Acacia Park ("Acacia"), which had a face value of $2 million. Both notes went into default in 2009. During the year ended December 31, 2012, the notes were deemed uncollectible and charged off. On May 16, 2017, the Southern Cove borrower paid off the note in the amount of $500,000 plus $50,000 in late payment penalties. The senior note, to which Acacia was subordinated, was partially paid off via refinance in July 2016. The refinancing proceeds were not sufficient for Funding to recover any portion of the note. The Partnership no longer owns these notes and RCP no longer manages the investments.
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
Supplemental Disclosure of Cash Flow Information
During the six months ended June 30, 2017 and 2016, the Partnership paid approximately $207,000 and $742,000 in cash for interest, respectively.
Deferred Financing Costs
Costs incurred to obtain financing were capitalized and amortized over the term of the related debt using the effective yield method. In accordance with adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2017
(unaudited)

("ASU") 2015-03 "Simplifying the Presentation of Debt Issuance Costs", the Partnership recorded deferred financing costs as a direct reduction of the related mortgage notes payable.
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
Revenue Recognition
Revenue was primarily derived from the rental of residential housing units with lease agreement terms of generally one year or less.  The Partnership recognized revenue in the period that rent is earned, which is on a monthly basis. The Partnership recognized rent as income on a straight-line basis over the term of the related lease.  Additionally, any incentives included in the lease were amortized on a straight-line basis over the term of the related lease.
Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees, which are recognized when earned or received. Total other income was $119,000 and $199,000 for the three and six months ended June 30, 2017, respectively. Total other income was $190,000 and $360,000 for the three and six months ended June 30, 2016, respectively.
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
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it was determined that an asset’s estimated future cash flows would not be sufficient to recover its carrying amount, an impairment charge would be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership had estimated that the future cash flows from its properties would be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for the six months ended June 30, 2017 and June 30, 2016.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2017
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

Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled approximately $11,000 and $23,000 for the three and six months ended June 30, 2017, respectively, compared to $18,000 and $40,000 for the three and six months ended June 30, 2016, respectively.
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash. The Federal Deposit Insurance Corporation ("FDIC") provides insurance for all deposit accounts, deposits and accrued interest, in the amount of $250,000 per depositor held at an insured bank. As of June 30, 2017, the Partnership had approximately $10.94 million of deposits at various banks, approximately $10.24 million of which were over the insurance limit of the FDIC.
Tenant Receivables
Tenant receivables were stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms were considered past due.  The Partnership determined its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership wrote off receivables when they became uncollectible.  At both June 30, 2017 and December 31, 2016, the allowance for uncollectible receivables was zero.
Redemptions
The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the amount of the initial investment less all distributions from the Partnership to the LP, and less an allocation of all organization and offering expenses charged to the LP. No units were redeemed in the six months ended June 30, 2017.

Recent Accounting Standards
Accounting Standards Issued But Not Yet Effective.
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU 2014-09"), which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for the Partnership beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Partnership does not believe that this guidance will have any impact on the consolidated financial position, results of operations, and cash flows, as the Partnership expects to terminate in 2017.
In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Partnership does not believe that this guidance will have any impact on the consolidated financial position, results of operations, and cash flows, as the Partnership expects to terminate in 2017.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2017
(unaudited)

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses” (ASU No. 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. The standard update is effective for the Partnership beginning January 1, 2019. The Partnership does not believe that this guidance will have any impact on the consolidated financial position, results of operations, and cash flows, as the Partnership expects to terminate in 2017.

In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of
Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU No. 2017-01 will be effective forthe Partnership beginning January 1, 2018. The Partnership does not believe that this guidance will have any impact on consolidated financial position, results of operations and cash flows, as the Partnership expects to terminate in 2017.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the
Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures to eliminate Step 2. ASU No. 2017-04 will be effective for the Partnership beginning December 15, 2019.  The Partnership does not believe that this guidance will have any impact on consolidated financial position, results of operations and cash flows, as the Partnership expects to terminate in 2017.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2017
(unaudited)

NOTE 3 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	June 30, 2017	December 31, 2016
Real estate taxes	$—	$438
Insurance	—	71
Capital improvements	—	55
Total	$—	$564
NOTE 4 - MORTGAGE NOTE PAYABLE, NET

The following is a summary of the mortgage note payable, net (in thousands):

	June 30, 2017			December 31, 2016
Collateral	Outstanding Borrowings	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Deferred finance costs, net	Carrying Value
Park Hill (1)	$—	$—	$—	$9,849	$(67)	$9,782
(1) Park Hill was sold on June 1, 2017. Proceeds from the sale were used to repay the outstanding borrowings.
Deferred financing costs included unamortized costs incurred to obtain financing which were being amortized over the term of the related debt.  Accumulated amortization was $0 and $497,000 at June 30, 2017 and December 31, 2016, respectively.  Net deferred financing costs were included as a direct reduction of the mortgage note payable on the consolidated balance sheets.  Amortization of deferred financing costs is included in interest expense on the consolidated statements of operations.
NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Receivables from related parties:
RAI and affiliates	$75	$119

Payables to related parties:
RAI and affiliates	$87	$64

Substantially all of the receivables from related parties represent insurance deposits held in escrow by Resource Real
Estate, Inc ("RRE") for self insurance, which, if unused, will be returned to the Partnership. The Partnership's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both the property insurance and general liability. RRE holds the deposits in escrow to fund future insurance claims. The general liability policy in which the Partnership participated in a self-insured insurance pool ended on April 22, 2017; thereafter, the Partnership is responsible for the first $25,000 of any loss that occurs. The pool for property insurance covers losses up to $2.5 million and the pool for the general liability covered losses up to the first $50,000 of each general liability incident until April 22, 2017. Catastrophic insurance would cover losses in excess of the insurance pools up to $250 million. Therefore, unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse effect on the Partnership's financial condition and operating results. In the six months ended June 30, 2017 and 2016, the Partnership paid approximately $10,000 and $97,000, respectively, into the insurance pool.
RCP was entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds that were deployed in real estate investments, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP subordinated up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at June 30, 2017 and December 31, 2016 totaled

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2017
(unaudited)

$61,000 and $21,000, respectively. The Partnership used proceeds from the sale of the rental properties to provide the LPs their Preferred Return. The remaining proceeds were used to pay any accrued investment management fees due to RCP.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”), was entitled to receive property and debt management fees. RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s properties.  Management fees due to RCP and affiliates at June 30, 2017 and December 31, 2016 totaled $17,000 and $13,000, respectively. Debt Management fees due to RCP and affiliates at June 30, 2017 and December 31, 2016 totaled $0 and $3,000, respectively. The Partnership stopped accruing the Debt Management fee associated with the Acacia note as of July 1, 2016 and the Southern Cove note as of May 15, 2017. The senior note, to which Acacia was subordinated, was partially paid off via refinancing in July 2016. On May 16, 2017, the borrower under Southern Cove paid off the note in the amount of $500,000 plus $50,000 in penalties due to late payment. The Partnership no longer owns the notes and RCP no longer manages the investment.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  Operating expense advances due to RCP and RREMI at June 30, 2017 and December 31, 2016 totaled $8,000 and $27,000, respectively. Total operating expenses reimbursed during the three and six months ended June 30, 2017 were $146,000 and $273,000, respectively, as compared to $294,000 and $604,000 for the three and six months ended June 30, 2016, respectively. Reimbursed expenses include payroll and miscellaneous operating expenses. Reimbursed operating expenses are included in rental operating expenses in the consolidated statements of operations.
The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
RCP:
Investment management fees	$16	$46	$40	$99

RREML:
Property management fees (1)	19	71	54	156
Debt management fees (2)	1	12	4	24
	20	83	58	180
	$36	$129	$98	$279
_______________

(1)
RREML was entitled to receive monthly property management fees equal to 5% of the gross operating revenues from the Partnership’s 100% owned properties for managing or obtaining and supervising third party managers.

(2)
RREML was also entitled to receive monthly debt management fees equal to 0.167% (2% per annum) of the gross offering proceeds that have been invested in loans held for investment.  The fee was earned for monitoring the performance of the Partnership’s loans held for investment.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS
In analyzing the fair value of its financial instruments disclosed or accounted for on a fair value basis, the Partnership followed the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Partnership determined fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the financial instruments.  The fair value of cash, tenant receivables, and accounts payable approximate their carrying values due to their short term nature.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:
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
JUNE 30, 2017
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
The estimated fair value measurements of the mortgage note payables are classified within level 3 of the fair value hierarchy. The outstanding borrowings and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Outstanding Borrowings	Estimated Fair Value	Outstanding Borrowings	Estimated Fair Value
Mortgage notes payable:
Park Hill	—	—	9,849	10,016

NOTE 7 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS
The following table presents details of the Partnership's disposition and deconsolidation activity during the six months ended June 30, 2017 and 2016 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale
2017 Disposition
Park Hill	San Antonio, Texas	6/1/2017	$19,500	$7,405

2016 Disposition
Memorial Towers	Houston, Texas	5/9/2016	$18,000	$9,741

The table below presents the revenues and net income attributable to properties sold for the six months ended June 30, 2017 and 2016 (in thousands):

	Revenues Attributable to Properties Sold		Net Income Attributable to Properties Sold
Multifamily Community	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
2017 Disposition
Park Hill	$462	$1,129	$7,301	$7,192

2016 Disposition	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Memorial Towers	$262	$788	$9,521	$9,578
NOTE 8 - SUBSEQUENT EVENTS
On July 14, 2017, the Partnership distributed approximately $9.5 million to the LP's.
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

Overview
We are a Delaware limited partnership that was formed on July 26, 2007 and commenced operations on October 1, 2007.  Through our wholly owned subsidiaries, we previously owned in fee, operated and invested in multifamily residential rental properties. As of June 30, 2017, we did not own any real property or real estate debt investments.
The following table presents our former multifamily residential rental properties:

Subsidiary / Property	Purchase Date	Disposition Date
RRE Memorial Towers Holdings, LLC or Memorial Towers(1)	12/18/2007	5/9/2016
RRE Villas Holdings, LLC, or Villas(2)	12/27/2007	9/26/2016
RRE Coach Lantern Holdings, LLC, or Coach Lantern(3)	1/29/2008	12/1/2015
RRE Foxcroft Holdings, LLC, or Foxcroft(4)	1/29/2008	12/1/2015
RRE Park Hill Holdings, LLC, or Park Hill(5)	2/29/2008	6/1/2017

(1)	Memorial Towers was a 112 unit multifamily apartment complex in Texas.

(2)	Villas was a 228 unit multifamily apartment complex in Texas.

(3)	Coach Lantern was a 90 unit multifamily apartment complex in Maine.

(4)	Foxcroft was a 104 unit multifamily apartment complex in Maine.

(5)	Park Hill was a 288 unit multifamily apartment complex in Texas.

The Partnership also owns a 100% interest in RRE Funding II, LLC (“Funding”), which owned a subordinated note, Southern Cove (“Southern Cove”), with a face value of $500,000. Funding had owned a second nonperforming subordinated note, Acacia Park ("Acacia"), which had a face value of $2 million. Both notes went into default in 2009. During the year ended December 31, 2012, the notes were deemed uncollectible and charged off. On May 16, 2017, the Southern Cove borrower paid off the note in the amount of $500,000 plus $50,000 in late payment penalties. The senior note, to which Acacia was subordinated, was partially paid off via refinance in July 2016. The refinancing proceeds were not sufficient for Funding to recover any portion of the note. The Partnership no longer owns these notes and RCP no longer manages the investments.

(Back to Index)

(Back to Index)

Results of Operations

We generate our income from the net revenues we receive from our Properties. In addition to rental revenues, we generated funds from the sales of our Properties. In May 2017, we also received funds from the repayment of our investment in Southern Cove.
Our operating results and cash flows from our Property are affected by five principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing,

•	capital expenditures, and

•	net proceeds from property dispositions.
     The amount of rental revenues from the property depends upon the occupancy rates, rental rates, and concessions granted.  We seek to maximize our rental revenue through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we seek to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing. Park Hill experienced an overall decrease in the average occupancy rate during the six months ended June 30, 2017 of approximately 2.9% with an average occupancy of 90.0% as compared to an average occupancy rate of 92.9% during the same period in 2016. Additionally, the average effective rent per square foot decreased by $0.04 across the Property during the six months ended June 30, 2017 compared to the same period in 2016.
We seek to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
Financing was established at a fixed rate of interest, and accordingly, our interest cost has remained stable during the period of our ownership of the Properties. From March 2017 through the date of the sale of Park Hill, the financing converted to a floating rate, which did not result in a significant fluctuation in interest costs.

(Back to Index)

(Back to Index)

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
The following table sets forth the results of our operations for the periods indicated (in thousands):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Park Hill	All other	Total	Park Hill	All other	Total
REVENUES
Rental income and other income	$462	$—	$462	$689	$861	$1,550
Interest income	—	50	50	—	—	—
Total revenues	462	50	512	689	861	1,550

OPERATING EXPENSES
Insurance	17	—	17	12	(1)	11
Real estate taxes	67	—	67	114	139	253
Operating expenses	264	(7)	257	281	310	591
Management fees- related party	18	18	36	33	96	129
General and administrative	89	3	92	55	46	101
Depreciation and amortization	—	—	—	155	132	287
Total operating expenses	455	14	469	650	722	1,372
NET OPERATING INCOME/(LOSS)	7	36	43	39	139	178

OTHER INCOME/(EXPENSE)
Interest expense, net	(110)	—	(110)	(141)	(252)	(393)
Gain on sale of rental properties, net	7,405	—	7,405	—	9,741	9,741
Loss on disposal of fixed assets	(1)	—	(1)	—	—	—
Loss on extinguishment of debt	—	—	—	—	(204)	(204)
Gain on recovery of mezzanine note	—	500	500	—	—	—
Total other income/(expense)	7,294	500	7,794	(141)	9,285	9,144

NET INCOME (LOSS)	$7,301	$536	$7,837	$(102)	$9,424	$9,322
Revenues
Revenues for the three months ended June 30, 2017 as compared to the same period in 2016 decreased by $1.04 million, or 67% due to the elimination of revenue related to the following properties sold in 2016 and 2017: Memorial Towers, Villas of Henderson and Park Hill. Revenues attributable to Park Hill during this time period decreased 33% due to being sold mid-quarter as well as decreased occupancy and average effective rent per square foot.
Expenses
Expenses for the three months ended June 30, 2017 decreased by $903,000. We attribute the overall decrease in expenses principally to the sale of properties:

•	a $93,000 decrease in management fees due to a decrease in revenue,

•	a $514,000 decrease in rental operating expenses, including:

•	a $186,000 decrease in real estate taxes, and

•	a $334,000 decrease in operating expenses, offset by

•	a $6,000 increase in insurance expense related to insurance refunds of properties sold in 2016.

•	a $287,000 decrease in depreciation and amortization, and

•	a $9,000 decrease in general and administrative expenses.

(Back to Index)

(Back to Index)

Other income (expense)
Other income (expense) for the three months ended June 30, 2017 decreased by $1.35 million, or 15%. The $2.34 million decrease in gain on sale relates to the sale of properties. The $283,000 decrease in interest expense is primarily due to the payoff of outstanding borrowings in conjunction with the sale of rental properties. The $500,000 gain on recovery of mezzanine note relates to the repayment of the Southern Cove note that had previously been charged off in 2012.

(Back to Index)

(Back to Index)

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
The following table sets forth the results of our operations for the periods indicated (in thousands):

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Park Hill	All other	Total	Park Hill	All other	Total
REVENUES
Rental income and other income	$1,129	$—	$1,129	$1,315	$1,943	$3,258
Interest income	—	50	50	—	—	—
Total revenues	1,129	50	1,179	1,315	1,943	3,258

OPERATING EXPENSES
Insurance	32	—	32	48	63	111
Real estate taxes	185	—	185	228	329	557
Operating expenses	571	1	572	575	688	1,263
Management fees- related party	53	45	98	63	216	279
General and administrative	117	99	216	69	215	284
Depreciation and amortization	151	—	151	310	265	575
Total operating expenses	1,109	145	1,254	1,293	1,776	3,069
NET OPERATING INCOME/(LOSS)	20	(95)	(75)	22	167	189

OTHER INCOME/(EXPENSE)
Interest expense, net	(231)	—	(231)	(282)	(516)	(798)
Gain on sale of rental properties, net	7,405	—	7,405	—	9,741	9,741
Loss on disposal of fixed assets	(2)	—	(2)	(1)	(3)	(4)
Loss on extinguishment of debt	—	—	—	—	(204)	(204)
Gain on recovery of mezzanine note	—	500	500	—	—	—
Total other income/(expense)	7,172	500	7,672	(283)	9,018	8,735

NET INCOME (LOSS)	$7,192	$405	$7,597	$(261)	$9,185	$8,924
Revenues
Revenues for the six months ended June 30, 2017 as compared to the same period in 2016 decreased by $2.08 million, or 64% due to the elimination of revenue related to the following properties sold in 2016 and 2017: Memorial Towers, Villas of Henderson and Park Hill. Revenues attributable to Park Hill during this time period decreased 14% due to being sold mid-quarter as well as decreased occupancy and average effective rent per square foot.
Expenses
Expenses for the six months ended June 30, 2017 decreased by $1.82 million. We attribute the overall decrease in expenses principally to the sale of properties:

•	a $181,000 decrease in management fees due to a decrease in revenue,

•	a $1.14 million decrease in rental operating expenses, including:

•	a $79,000 decrease in property and general liability insurance claims across the RAI managed portfolio,

•	a $372,000 decrease in real estate taxes, and

•	a $691,000 decrease in operating expenses.

•	a $424,000 decrease in depreciation and amortization, and

•	a $68,000 decrease in general and administrative expenses.

(Back to Index)

(Back to Index)

Other income (expense)
Other income (expense) for the six months ended June 30, 2017 decreased by $1.06 million, or 12%. The $2.34 million decrease in gain on sale relates to the sale of properties. The $567,000 decrease in interest expense is primarily due to the payoff of outstanding borrowings in conjunction with the sale of rental properties. The $500,000 gain on recovery of mezzanine note relates to the repayment of the Southern Cove note that had previously been charged off in 2012.
The following table sets forth our gains on sale of Properties included in Other income (expense) (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale
2017 Disposition
Park Hill	San Antonio, Texas	6/1/2017	$19,500	$7,405

2016 Disposition
Memorial Towers	Houston, Texas	5/9/2016	$18,000	$9,741

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Provided by (used in) operating activities (1)	$218	$(2,896)
Provided by investing activities	9,447	10,056
Used in financing activities	(238)	(8,055)
Net increase (decrease) in cash	$9,427	$(895)
_______________

(1)	Including changes in operating assets and liabilities.
As a result of operations and the sales of our Properties, we generated enough funds to cover operating expenses, capital expenditures and monthly distributions. Moreover, we generated enough funds to distribute the limited partner's Preferred Return (as defined in our First Amended and Restated Agreement of Limited Partnership) as well as to pay the subordinated investment management fees owed to the General Partner.
The following table sets forth the capital expenditures incurred during the six months ended June 30, 2017 (in thousands):

Property	Capital Expenditures
Park Hill	$9
As of June 30, 2017, we no longer owned any Properties, and we anticipate the dissolution of the Partnership to be completed during 2017.
We have no mortgage financing outstanding as of June 30, 2017. For more information regarding mortgage financing with respect to each Property, see Note 4 of the notes to our consolidated financial statements.
Our payables to related parties consist of investment, debt and property management fees due to our General Partner, payable monthly, equal to 1% of the gross offering proceeds, net of any limited partnership interests owned by the General Partner.  The General Partner must subordinate up to 100% of its annual investment management fee to the receipt by the limited partners of their Preferred Return. The Partnership used proceeds from the sale of the properties to provide the LPs their Preferred Return. The remaining proceeds were used to pay any accrued investment management fees due to RCP.
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  As of June 30, 2017 and 2016, we had redeemed 11,602 units at an aggregate redemption price of $88,784. No units were redeemed in the six months ended June 30, 2017.
Legal Proceedings
Although not currently, from time to time, we are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
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

(Back to Index)

(Back to Index)

form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.
For a discussion on our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
As of June 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.
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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II
OTHER INFORMATION
ITEM 6.     EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
10.1	Agreement of Purchase and Sale - Casco Bay Portfolio (2)
10.2	Agreement of Purchase and Sale - Memorial Towers (2)
10.3	Agreement of Purchase and Sale - Villas of Henderson (3)
10.4	Agreement of Purchase and Sale - Park Hill (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files
_______________

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein (File No. 000-53652).

(2)	Incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 29, 2016.

(3)	Incorporated by reference to the Partnership's Annual Report on Form 10-K filed March 28, 2017.

(4)	Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q filed May 15, 2017

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

August 14, 2017	By: /s/ Alan F. Feldman
ALAN F. FELDMAN
President
(Principal Executive Officer)

August 14, 2017	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President - Finance
(Principal Financial and Accounting Officer)

(Back to Index)