Form 10-Q
period 2017-09-30
Resource Real Estate Investors 6 LP
filed 2017-11-13
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Rental properties, at cost:
Land	$—	$1,685
Buildings and improvements	—	15,061
Personal property	—	779
Total rental properties at cost	—	17,525
Accumulated depreciation and amortization	—	(5,628)
Total rental properties, net	—	11,897

Cash	856	1,516
Restricted cash	—	564
Tenant receivables	—	10
Accounts receivable other	11	19
Receivables from related parties	19	119
Prepaid expenses and other assets	38	60
Total assets	$924	$14,185
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage note payable, net	$—	$9,782
Accounts payable and accrued expenses	76	303
Real estate taxes payable	—	448
Accrued interest	—	43
Payables to related parties	24	64
Prepaid rent	—	17
Security deposits	—	42
Total liabilities	100	10,699
Partners’ capital	824	3,486
Total liabilities and partners’ capital	$924	$14,185

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$15	$1,248	$1,144	$4,494
Interest income	—	—	50	—
Total revenues	15	1,248	1,194	4,494

Expenses:
Rental operating	19	733	808	2,665
Management fees – related parties	—	106	98	385
General and administrative	53	218	269	503
Depreciation and amortization	—	154	151	729
Total expenses	72	1,211	1,326	4,282

Income (loss) before other income (expense)	(57)	37	(132)	212

Other income (expense):
Interest expense, net	—	(316)	(231)	(1,114)
Gain on sale of rental properties	—	7,687	7,405	17,440
Loss on disposal of fixed assets	—	(4)	(2)	(7)
Loss on extinguishment of debt	—	(22)	—	(226)
Gain on recovery of mezzanine note	—	—	500	—
Net (loss) income	$(57)	$7,382	$7,540	$16,305

Weighted average number of limited partner units outstanding	3,702	3,702	3,702	3,702

Net (loss) income per weighted average limited partner unit	$(0.02)	$1.99	$2.04	$4.40

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands, except units)
(unaudited)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2017	$1	3,701,890	$3,485	$3,486
Distributions	—	—	(10,202)	(10,202)
Net income	—	—	7,540	7,540
Balance at September 30, 2017	$1	3,701,890	$823	$824

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,

	2017	2016
Cash flows from operating activities:
Net income	$7,540	$16,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	151	729
Amortization of deferred financing costs	67	138
Loss on disposal of fixed assets	2	7
Gain on sale of rental properties	(7,405)	(17,440)
Loss on extinguishment of debt	—	226
Changes in operating assets and liabilities:
Restricted cash	275	601
Tenant receivables, net	(10)	(8)
Accounts receivable other	8	(41)
Receivables from related parties	100	(16)
Prepaid expense and other assets	(21)	(98)
Accounts payable and accrued expenses	(240)	181
Real estate taxes payable	(210)	(341)
Payables to related parties	(53)	(3,292)
Accrued interest	(14)	(5)
Prepaid rent	(5)	(28)
Security deposits	(6)	3
Net cash provided by (used in) operating activities	179	(3,079)

Cash flows from investing activities:
Proceeds from sale of rental property, net of closing costs	9,490	17,700
Capital expenditures	(9)	(97)
Capital reserves escrow, net	(34)	(13)
Net cash provided by investing activities	9,447	17,590

Cash flows from financing activities:
Principal payments on mortgage notes payable	(84)	(277)
Payment of defeasance costs	—	(328)
Distributions to limited partners	(10,202)	(8,005)
Net cash used in financing activities	(10,286)	(8,610)
Net (decrease) increase in cash	(660)	5,901
Cash at beginning of period	1,516	3,233
Cash at end of period	$856	$9,134

Non-cash Investing and Financing Activities
Settlement of mortgage notes payable with proceeds from sale of rental properties	$(9,765)	$(17,330)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)
NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which, until June 1, 2017, owned and operated multifamily residential rental properties (the “Properties”).  The Partnership also had invested in subordinated notes secured by multifamily residential properties located in California and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which closed on May 19, 2008.  The Partnership's General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or the “GP”), is in the business of sponsoring and managing real estate investment limited partnerships.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.55% limited partnership interest in the Partnership at both September 30, 2017 and December 31, 2016.  RCP is an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), a company operating in the real estate, financial fund management and commercial finance sectors. RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III indirectly controls RCP and all of the partnership units of the Partnership currently owned by RCP.
The General Partner has complete and exclusive discretion in the management of the Partnership's business. As of September 30, 2017, the Partnership has disposed of all real estate assets and is in the process of liquidating its operations.
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

The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2017 are unaudited. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Basis of Presentation
The consolidated financial statements have been prepared in conformity with GAAP.
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
Supplemental Disclosure of Cash Flow Information
During the nine months ended September 30, 2017 and 2016, the Partnership paid approximately $207,000 and $1.06 million in cash for interest, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2017
(unaudited)

Deferred Financing Costs
Costs incurred to obtain financing were capitalized and amortized over the term of the related debt using the effective yield method. In accordance with adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2015-03 "Simplifying the Presentation of Debt Issuance Costs", the Partnership recorded deferred financing costs as a direct reduction of the related mortgage notes payable.
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
Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees, which are recognized when earned or received. Total other income was $2,000 and $202,000 for the three and nine months ended September 30, 2017, respectively. Total other income was $141,000 and $501,000 for the three and nine months ended September 30, 2016, respectively.
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
Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it was determined that an asset’s estimated future cash flows would not be sufficient to recover its carrying amount, an impairment charge would be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership had estimated that the future cash flows from its properties would be sufficient to recover their carrying amounts and, as a result, the Partnership did not recognize any impairment losses with respect to its Properties for the nine months ended September 30, 2016. All properties were sold as of September 30, 2017.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2017
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

Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled approximately $1,000 and $24,000 for the three and nine months ended September 30, 2017, respectively, compared to $15,000 and $55,000 for the three and nine months ended September 30, 2016, respectively.
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash. The Federal Deposit Insurance Corporation ("FDIC") provides insurance for all deposit accounts, deposits and accrued interest, in the amount of $250,000 per depositor held at an insured bank. As of September 30, 2017, the Partnership had approximately $924,000 of deposits at various banks, approximately $671,000 of which were over the insurance limit of the FDIC.
Tenant Receivables
Tenant receivables were stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms were considered past due.  The Partnership determined its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the condition of the industry as a whole.  The Partnership wrote off receivables when they became uncollectible.  At both September 30, 2017 and December 31, 2016, the allowance for uncollectible receivables was zero.
Redemptions
The LPs may request redemption of their units at any time.  The Partnership has no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price is generally the amount of the initial investment less all distributions from the Partnership to the LP, and less an allocation of all organization and offering expenses charged to the LP. No units were redeemed in the nine months ended September 30, 2017.

Recent Accounting Standards
Accounting Standards Issued But Not Yet Effective.
The Partnership does not believe any of the following pronouncements will have an impact on the consolidated financial position, results of operations, and cash flows, as the Partnership expects to terminate in 2017.
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
SEPTEMBER 30, 2017
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

In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU No. 2017-01 will be effective for the Partnership beginning January 1, 2018.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures to eliminate Step 2. ASU No. 2017-04 will be effective for the Partnership beginning December 15, 2019.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to
Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for the Partnership January 1, 2019, with early adoption permitted in any interim period.
NOTE 3 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. A summary of the components of restricted cash follows (in thousands):

	September 30, 2017	December 31, 2016
Real estate taxes	$—	$438
Insurance	—	71
Capital improvements	—	55
Total	$—	$564
NOTE 4 - MORTGAGE NOTE PAYABLE, NET

The following is a summary of the mortgage note payable, net (in thousands):

	September 30, 2017			December 31, 2016
Collateral	Outstanding Borrowings	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Deferred finance costs, net	Carrying Value
Park Hill (1)	$—	$—	$—	$9,849	$(67)	$9,782
(1) Park Hill was sold on June 1, 2017. Proceeds from the sale were used to repay the outstanding borrowings.
Deferred financing costs included unamortized costs incurred to obtain financing which were being amortized over the term of the related debt.  Accumulated amortization was $0 and $497,000 at September 30, 2017 and December 31, 2016, respectively.  Net deferred financing costs were included as a direct reduction of the mortgage note payable on the consolidated balance sheets.  Amortization of deferred financing costs is included in interest expense on the consolidated statements of operations.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Receivables from related parties:
RAI and affiliates	$19	$119

Payables to related parties:
RAI and affiliates	$24	$64

Property loss pool.  The Partnership's properties participated in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III to the self-insurance pool which, if unused, will be returned to the Partnership. The pool covers losses up to $2.5 million, after a $25,000 deductible per incident. Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers $$250.0 million, after a $100,000 deductible per incident. Therefore, unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse effect on the Partnership's financial condition and operating results. During the nine months ended September 30, 2017 $10,000 into the insurance pool.

General liability loss pool. The Partnership's properties participated in a general liability pool with other properties directly or indirectly managed by RAI and C-III until April 22, 2017. The pool covers claims up to $50,000 per incident through April 22, 2017. Effective April 23, 2017, the loss pool was eliminated, and the Partnership now participates (with other properties directly or indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76 million in total claims, after a $25,000 deductible per incident.

RCP was entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds that were deployed in real estate investments, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP subordinated up to 100% of its annual investment management fee to the receipt by the LPs of their Preferred Return.  Investment management fees due to RCP at September 30, 2017 and December 31, 2016 totaled $0 and $21,000, respectively. The Partnership used proceeds from the sale of the rental properties to provide the LPs their Preferred Return. The remaining proceeds were used to pay any accrued investment management fees due to RCP.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”), was entitled to receive property and debt management fees. RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s properties.  Management fees due to RCP and affiliates at September 30, 2017 and December 31, 2016 totaled $0 and $13,000, respectively. Debt Management fees due to RCP and affiliates at September 30, 2017 and December 31, 2016 totaled $0 and $3,000, respectively. The Partnership stopped accruing the Debt Management fee associated with the Acacia note as of July 1, 2016 and the Southern Cove note as of May 15, 2017. The senior note, to which Acacia was subordinated, was partially paid off via refinancing in July 2016. On May 16, 2017, the borrower under Southern Cove paid off the note in the amount of $500,000 plus $50,000 in penalties due to late payment. The Partnership no longer owns the notes and RCP no longer manages the investment.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  Operating expense advances due to RCP and RREMI at September 30, 2017 and December 31, 2016 totaled $24,000 and $27,000, respectively. Total operating expenses reimbursed during the three and nine months ended September 30, 2017 were $4,000 and $277,000, respectively, as compared to $244,000 and $848,000 for the three and nine months ended September 30, 2016, respectively. Reimbursed expenses include miscellaneous operating expenses. Reimbursed operating expenses are included in rental operating expenses in the consolidated statements of operations.
The Partnership is obligated to pay fees and reimbursements of expenses to related parties.  These activities are summarized as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2017
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
RCP:
Investment management fees	$—	$39	$40	$138

RREML:
Property management fees (1)	—	64	54	219
Debt management fees (2)	—	3	4	28
	—	67	58	247
	$—	$106	$98	$385
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
The estimated fair value measurements of the mortgage note payables are classified within level 3 of the fair value hierarchy. The outstanding borrowings and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Outstanding Borrowings	Estimated Fair Value	Outstanding Borrowings	Estimated Fair Value
Mortgage notes payable:
Park Hill	—	—	9,849	10,016

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 7 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS
The following table presents details of the Partnership's disposition and deconsolidation activity during the nine months ended September 30, 2017 and 2016 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale
2017 Disposition
Park Hill	San Antonio, Texas	6/1/2017	$19,500	$7,405
			$19,500	$7,405

2016 Dispositions
Memorial Towers	Houston, Texas	5/9/2016	$18,000	$9,741
Villas of Henderson	San Antonio, Texas	9/26/2016	18,000	7,687
Coach Lantern - additional gain recognized	Scarborough, Maine	12/1/2015		12
			$36,000	$17,440

The table below presents the revenues and net income attributable to properties sold for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Revenues Attributable to Properties Sold		Net Income (Loss) Attributable to Properties Sold
Multifamily Community	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
2017 Disposition
Park Hill	$2	$1,132	$(7)	$7,186

2016 Dispositions	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Memorial Towers	$—	$788	$(43)	$9,536
Villas of Henderson	566	1,708	7,589	7,407
	$566	$2,496	$7,546	$16,943

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 8 - SUBSEQUENT EVENTS
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

Overview
We are a Delaware limited partnership that was formed on July 26, 2007 and commenced operations on October 1, 2007.  Through our wholly owned subsidiaries, we previously owned in fee, operated and invested in multifamily residential rental properties. As of September 30, 2017, we did not own any real property or real estate debt investments.
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
Our operating results and cash flows from our Properties were affected by five principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing,

•	capital expenditures, and

•	net proceeds from property dispositions.
     Prior to their sales, the amount of rental revenues from our Properties was dependent upon their occupancy rates and concessions granted. We sought to maximize our rental revenue through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program.  Under our LRO program, we sought to price our rents for apartment units on a daily basis, based upon inventory in the marketplace and competitors’ pricing.
We sought to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
Financing was established at a fixed rate of interest, and accordingly, our interest cost has remained stable during the period of our ownership of the Properties. From March 2017 through the date of the sale of Park Hill, the financing converted to a floating rate, which did not result in a significant fluctuation in interest costs.

(Back to Index)

(Back to Index)

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
The following table sets forth the results of our operations for the periods indicated (in thousands):

	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
REVENUES
Rental income and other income	$15	$1,248	$(1,233)	(99)%
Total revenues	15	1,248	(1,233)	(99)%

OPERATING EXPENSES
Insurance	1	40	(39)	(98)%
Real estate taxes	—	195	(195)	(100)%
Operating expenses	18	498	(480)	(96)%
Management fees- related party	—	106	(106)	(100)%
General and administrative	53	218	(165)	(76)%
Depreciation and amortization	—	154	(154)	(100)%
Total operating expenses	72	1,211	(1,139)	(94)%
NET OPERATING (LOSS) INCOME	(57)	37	(94)	(254)%

OTHER INCOME
Interest expense, net	—	(316)	316	(100)%
Gain on sale of rental properties, net	—	7,687	(7,687)	—%
Loss on disposal of fixed assets	—	(4)	4	(100)%
Loss on extinguishment of debt	—	(22)	22	(100)%
Total other income	—	7,345	(7,345)	(100)%

NET LOSS (INCOME)	$(57)	$7,382	$(7,439)	(101)%
Revenues
Revenues for the three months ended September 30, 2017 as compared to the same period in 2016 decreased by $1.23 million, or 99% due to the elimination of revenue related to the following properties sold in 2016 and 2017: Villas of Henderson and Park Hill.
Expenses
Expenses for the three months ended September 30, 2017 as compared to the same period in 2016 decreased by $1.14 million, or 94% due to the elimination of expenses related to the following properties sold in 2016 and 2017: Villas of Henderson and Park Hill.
Other income
Other income for the three months ended September 30, 2017 decreased by $7.35 million, or 100% as compared to the same period in 2016. The $7.69 million decrease in gain on sale relates to the sale of properties. The $316,000 decrease in interest expense is primarily due to the payoff of outstanding borrowings in conjunction with the sale of rental properties.

(Back to Index)

(Back to Index)

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
The following table sets forth the results of our operations for the periods indicated (in thousands):

	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
REVENUES
Rental income and other income	$1,144	$4,494	$(3,350)	(75)%
Interest income	50	—	50	—%
Total revenues	1,194	4,494	(3,300)	(73)%

OPERATING EXPENSES
Insurance	32	151	(119)	(79)%
Real estate taxes	185	753	(568)	(75)%
Operating expenses	591	1,761	(1,170)	(66)%
Management fees- related party	98	385	(287)	(75)%
General and administrative	269	503	(234)	(47)%
Depreciation and amortization	151	729	(578)	(79)%
Total operating expenses	1,326	4,282	(2,956)	(69)%
NET OPERATING (LOSS) INCOME	(132)	212	(344)	(162)%

OTHER INCOME
Interest expense, net	(231)	(1,114)	883	(79)%
Gain on sale of rental properties, net	7,405	17,440	(10,035)	(58)%
Loss on disposal of fixed assets	(2)	(7)	5	(71)%
Loss on extinguishment of debt	—	(226)	226	(100)%
Gain on recovery of mezzanine note	500	—	500	—%
Total other income	7,672	16,093	(8,421)	(52)%

NET INCOME	$7,540	$16,305	$(8,765)	(54)%
Revenues
Revenues for the nine months ended September 30, 2017 as compared to the same period in 2016 decreased by $3.30 million, or 73% due to the elimination of revenue related to the following properties sold in 2016 and 2017: Memorial Towers, Villas of Henderson and Park Hill.
Expenses
Expenses for the nine months ended September 30, 2017 as compared to the same period in 2016 decreased by $2.96 million, or 69% due to the elimination of the expenses related to the following properties sold in 2016 and 2017: Memorial Towers, Villas of Henderson and Park Hill.
Other income
Other income for the nine months ended September 30, 2017 decreased by $8.42 million, or 52% as compared to the same period in 2016. The $10.04 million decrease in gain on sale relates to the sale of properties. The $883,000 decrease in interest expense is primarily due to the payoff of outstanding borrowings in conjunction with the sale of rental properties.

(Back to Index)

(Back to Index)

The following table sets forth our gains on sale of Properties included in Other income (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale
2017 Disposition
Park Hill	San Antonio, Texas	6/1/2017	$19,500	$7,405
			$19,500	$7,405

2016 Dispositions
Memorial Towers	Houston, Texas	5/9/2016	$18,000	$9,741
Villas of Henderson	San Antonio, Texas	9/26/2016	18,000	7,687
Coach Lantern - additional gain recognized	Scarborough, Maine	12/1/2015		12
			$36,000	$17,440

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
The following table sets forth our sources and uses of cash (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Provided by (used in) operating activities (1)	$179	$(3,079)
Provided by investing activities	9,447	17,590
Used in financing activities	(10,286)	(8,610)
Net (decrease) increase in cash	$(660)	$5,901
_______________

(1)	Including changes in operating assets and liabilities.
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
As of September 30, 2017, we no longer owned any Properties, and we anticipate the dissolution of the Partnership to be completed during 2017.
We have no mortgage financing outstanding as of September 30, 2017. For more information regarding mortgage financing with respect to each Property, see Note 4 of the notes to our consolidated financial statements.
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
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  As of September 30, 2017 and 2016, we had redeemed 11,602 units at an aggregate redemption price of $88,784. No units were redeemed in the nine months ended September 30, 2017.
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

(Back to Index)

(Back to Index)

Off-Balance Sheet Arrangements
As of September 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard expectations to the non-recourse nature of the mortgage notes which are secured by the Properties.
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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

November 13, 2017	By: /s/ Alan F. Feldman
ALAN F. FELDMAN
President
(Principal Executive Officer)

November 13, 2017	By: /s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Vice President - Finance
(Principal Financial and Accounting Officer)

(Back to Index)