Form 10-K
period 2017-12-31
Resource Real Estate Investors 6 LP
filed 2018-03-23
CIK 1414964

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2017
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
General
Resource Real Estate Investors 6, L.P. is a Delaware limited partnership which was formed on July 26, 2007 and commenced operations on October 1, 2007. We previously owned in fee, operated and invested in multifamily residential rental properties, which we refer to as the Properties, located in Texas. We also invested in subordinated notes secured by multifamily residential rental properties located in California and Nevada, which we refer to as Real Estate Debt Investments. We refer to the Properties and Real Estate Debt Investments collectively as Real Estate Investments. We currently do not own any real property or real estate debt investments and do not anticipate owning any real property or real estate debt investments. We have disposed of all Real Estate Investments and are in the process of liquidating the partnership.
Our general partner, Resource Capital Partners, LLC ("RCP"), or the General Partner, is in the business of sponsoring and managing real estate investment limited partnerships and tenant in common programs. Our General Partner operated and managed our Real Estate Investments on our behalf, and was responsible for evaluating, managing, refinancing, and selling our Real Estate Investments on our behalf. Our General Partner is an indirect wholly owned subsidiary of Resource America, Inc. ("Resource America", or "RAI"), a company operating in the real estate, financial fund management and commercial finance sectors.
RAI is a wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III indirectly controls RCP and all of the units of the Partnership currently owned by RCP.
Our General Partner has complete and exclusive discretion in the management of our business. Our limited partnership agreement originally provided for our term to expire on July 30, 2015. On June 29, 2015, by written notice to the partners, the General Partner elected to extend the term for one year to July 30, 2016. On May 20, 2016, by written notice to the partners, the General Partner elected to extend the term for one additional year to July 30, 2017 to maximize the Partnership's return to its partners. The Partnership has substantially completed the process of dissolution through the strategic disposal of assets. On December 1, 2015, the Partnership sold its interest in both Coach Lantern and Foxcroft. Memorial Towers was sold on May 9, 2016. Villas of Henderson Pass was sold on September 26, 2016. Park Hill was sold on June 1, 2017.
Our Management
As we do not have any officers, directors or employees, we rely solely on the officers and employees of our General Partner and its affiliates for the management of our Real Estate Investments. Our General Partner and its affiliates, Resource Real Estate Management, LLC and Resource Real Estate, LLC, also conduct business activities of their own in which we have no economic interest. Employees of our General Partner and its affiliates who provide us with services are not required to work full-time on our affairs. These employees devote significant time to the affairs of our General Partner and its affiliates and are compensated by our General Partner and its affiliates for the services rendered to them. There may be significant conflicts between us and our General Partner and its affiliates regarding the availability of those employees to manage us and our Real Estate Investments.
Real Estate Manager
Resource Real Estate Management, LLC, or Resource Real Estate Management, a wholly owned subsidiary of our General Partner, managed or supervised the management of our Real Estate Investments under a real estate management agreement with us or our subsidiary holding legal title to a particular Real Estate Investment. Resource Real Estate Management is a Delaware limited liability company that was formed in 2005 for the purpose of managing the real estate investments of our General Partner and its affiliates either for their own account or for other real estate programs. Resource Real Estate Management, LLC, d/b/a Resource Residential, is a subsidiary of US Residential Group LLC ("USRG"), a Dallas-based property manager that is a wholly owned subsidiary of C-III, and managed our residential real estate investments for Resource Real Estate Management. For a discussion of the management fee payable under these arrangements, see Item 13.

(Back to Index)

(Back to Index)

Distribution Allocations
Distributable cash, which includes both distributable cash from operations as well as from capital transactions, will be distributed as described below.
Distributable cash from operations is distributed in the following order of priority:

•
first, 100% to the limited partners until they have each received distributions from us, including distributions of distributable cash from capital transactions, equal to their respective preferred return of 8.25% if they subscribed for their units on or before December 31, 2007 or 8% if they subscribed for their units after December 31, 2007, which we refer to as the Preferred Return; and

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
Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request. However, we have no obligation to redeem units, and we can decline to redeem units for any reason. For example, if our General Partner determines that we do not have the necessary cash flow, taking into account future distributions to our other limited partners, investments, and foreseeable operating expenses, a unitholder’s request may be declined. In addition, our General Partner may not approve the redemption of units if it concludes that the redemption might cause our total unit transfers in the year, subject to certain exceptions, to exceed 2% of our total capital or profits interests. All of these determinations are subjective and will be made in our General Partner’s sole discretion. We will also determine the redemption price based on provisions set forth in the First Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. To the extent the formula for arriving at the redemption price has any subjective determinations, they will fall within the sole discretion of our General Partner. If we lack the requisite liquidity to redeem the units, our General Partner, in its sole discretion, may purchase the units on generally the same terms as we would have redeemed the units. As of the date of this Annual Report on Form 10-K, 11,602 units have been redeemed for an average redemption price of $7.65 per unit. During the years ended December 31, 2017 and 2016, we did not receive any redemption requests.
Sale of Units
From October 1, 2007 through May 19, 2008, we privately sold our limited partnership units at $10.00 per unit to accredited investors, as that term is defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended. We sold a total of 3,713,492 units, including 204,678 units to our General Partner, for total proceeds, before commissions, fees and expenses, of approximately $36.8 million. We refer to these sales as the Offering. Resource Securities, LLC, an affiliate of our General Partner, served as the dealer-manager in the Offering.
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

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUTY SECURITIES

Our limited partnership units are not publicly traded. There is no established market for our limited partnership units and it is unlikely that any will develop. As of December 31, 2017, there were 595 holders of record of our limited partnership units.

We have paid distributions monthly. No distributions were paid to the General Partner for either 2017 or 2016, except for distributions on the limited partnership units it owns. Total distributions paid to limited partners for those years were $10.7 million and $15.7 million, respectively. The following table details these distributions by month:

	December 31, 2017		December 31, 2016
	Distributions	Per Unit	Distributions	Per Unit
January	$25,731	$0.007	$65,142	$0.018
February	25,731	0.007	65,142	0.018
March	25,731	0.007	65,142	0.018
April	25,732	0.007	65,142	0.018
May	25,732	0.007	7,548,956	2.039
June	25,732	0.007	48,900	0.013
July	9,499,994	2.566	48,900	0.013
August	—	—	48,900	0.013
September	549,994	0.149	48,900	0.013
October	—	—	7,525,614	2.033
November	—	—	94,883	0.026
December	540,281	0.146	25,731	0.007
Total distributions for the year	$10,744,658	$2.903	$15,651,352	$4.229
We do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA
Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Overview
We are a Delaware limited partnership that was formed on July 26, 2007 and commenced operations on October 1, 2007.  Through our wholly owned subsidiaries, we owned in fee, operated and invested in multifamily residential rental properties. We also invested through a wholly owned subsidiary in subordinated notes secured by multifamily residential rental properties. As of December 31, 2017, we did not own any Real Estate Investments.

(Back to Index)

(Back to Index)

During the year ended December 31, 2017, we sold our remaining multifamily residential property. As of December 31, 2017, we no longer own any properties. The following table presents our former properties ("Property" or "Properties"):

Subsidiary / Property	Purchase Date	Disposition Date
RRE Memorial Towers Holdings, LLC, or Memorial Towers (1)	12/18/2007	5/9/2016
RRE Villas Holdings, LLC, or Villas (2)	12/27/2007	9/26/2016
RRE Coach Lantern Holdings, LLC, or Coach Lantern (3)	1/29/2008	12/1/2015
RRE Foxcroft Holdings, LLC, or Foxcroft (4)	1/29/2008	12/1/2015
RRE Park Hill Holdings, LLC, or Park Hill (5)	2/29/2008	6/1/2017
_____________
(1) Memorial Towers was a 112 unit multifamily apartment complex in Texas.
(2) Villas was a 228 unit multifamily apartment complex in Texas.
(3) Coach Lantern was a 90 unit multifamily complex in Maine.
(4) Foxcroft was a 104 unit multifamily apartment complex in Maine.
(5) Park Hill was a 288 unit multifamily apartment complex in Texas.
The Partnership also owns a 100% interest in RRE Funding II, LLC ("Funding"), which owned a subordinated note, Southern Cove ("Southern Cove"), with a face value of $500,000. Funding had owned a second nonperforming subordinated note, Acacia Park ("Acacia"), which had a face value of $2 million. Both notes went into default in 2009. During the year ended December 31, 2012, the notes were deemed uncollectible and charged off. On May 16, 2017, the Southern Cove borrower paid off the note in the amount of $500,000 plus $50,000 in late payment penalties. The senior note to which Acacia was subordinated was partially paid off via refinance in July 2016. The refinancing proceeds were not sufficient for Funding to recover any portion of the note. The Partnership no longer owns these notes and RCP no longer manages the investments.
Results of Operations
We generated our income from the net revenues we received from our Properties. In addition to rental revenues, we generated funds from the sales of our Properties. In May 2017, we also received funds from the repayment of our investment in Southern Cove.
Our operating results and cash flows from our Properties were affected by four principal factors:

•	occupancy and rental rates,

•	property operating expenses,

•	interest rates on the related financing, and

•	capital expenditures.
     Prior to their sales, the amount of rental revenues from our Properties was dependent upon their occupancy rates and concessions granted. We sought to maximize our rental revenue through aggressive property-level programs, in particular, our Lease Rent Optimizer, or LRO, program which includes rent concessions and a substantial capital improvements program. Under our LRO program, we sought to price our rents for apartments units on a daily basis, based upon inventory in the marketplace and competitors' pricing.
We sought to control operating expenses through our General Partner’s automated purchase order system that compares actual to budgeted expenses and requires management approval of variances, and through the use of third-party service providers to seek best available pricing.
Financing was established at a fixed rate of interest, and accordingly, our interest cost has remained stable during the period of our ownership of the Properties. From March 2017 through the date of the sale of Park Hill, the financing converted to a floating rate, which did not result in a significant fluctuation in interests costs.

(Back to Index)

(Back to Index)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table sets forth the results of our operations for the periods indicated (in thousands, except per unit data):

	December 31		Increase (Decrease)
	2017	2016	Amount	Percent
REVENUES
Rental income and other income	$1,147	$5,167	$(4,020)	(78)%
Interest income	50	—	50	—%
Total revenues	1,197	5,167	(3,970)	(77)%

OPERATING EXPENSES
Insurance	24	196	(172)	(88)%
Real estate taxes	179	853	(674)	(79)%
Operating expenses	591	2,059	(1,468)	(71)%
Management fees- related party	98	443	(345)	(78)%
General and administrative	306	585	(279)	(48)%
Depreciation and amortization	151	879	(728)	(83)%
Total operating expenses	1,349	5,015	(3,666)	(73)%
NET OPERATING INCOME (LOSS)	(152)	152	(304)	(200)%

OTHER INCOME
Interest expense, net	(231)	(1,254)	1,023	(82)%
Gain on sale of rental properties, net	7,405	17,435	(10,030)	(58)%
Loss on disposal of fixed assets	(2)	(19)	17	(89)%
Loss on extinguishment of debt	—	(226)	226	(100)%
Gain on recovery of mezzanine note	500	—	500	—%
Total other income	7,672	15,936	(8,264)	(52)%

NET INCOME	$7,520	$16,088	$(8,568)	(53)%
Revenues
Revenues for the year ended 2017 as compared to the year ended 2016 decreased by $4.0 million, or 78%, due to the elimination of revenue related to the following properties sold in 2016 and 2017: Memorial Towers, Villas of Henderson and Park Hill.
Expenses
We attribute the decrease in expenses set forth below, principally to the sale of Properties:

•	a $2.3 million decrease in rental operating expenses principally reflecting the following:

•	$172,000 decrease in insurance expense;

•	$674,000 decrease in real estate tax expense; and

•	$1.5 million decrease in operating expenses.

•	a $345,000 decrease in management fees corresponding to the decrease in revenues attributable to the sale of Properties.

•	a $279,000 decrease in general and administrative expenses; and

•	a $728,000 decrease in depreciation and amortization due to the disposal of assets and sale of Properties.
Other income (expense)
Other income for the year ended 2017 decreased by $8.3 million, or 52%, as compared to the year ended 2016. The $10 million decrease in gain on sale relates to the sale of Properties. The $1 million decrease in interest expense is primarily due to the payoff of outstanding borrowings in conjunction with the sale of Properties.

(Back to Index)

(Back to Index)

The following table sets forth our gain on sale of Properties included in Other income (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale
2017 Dispositions
Park Hill	San Antonio, Texas	6/1/2017	$19,500	$7,405
			$19,500	$7,405

2016 Dispositions
Memorial Towers	Houston, Texas	5/9/2016	$18,000	$9,739
Villas	San Antonio, Texas	9/26/2016	18,000	7,684
Coach Lantern - additional gain recognized	Scarborough, Maine	12/1/2015	—	12
Foxcroft - additional gain recognized	Scarborough, Maine	12/1/2015	—	1
			$36,000	$17,435
Liquidity and Capital Resources
The following table sets forth our net sources and uses of cash (in thousands):

	Years Ended
	December 31,
	2017	2016
Net cash provided by (used in) operating activities (1)	$129	$(3,319)
Net cash provided by investing activities	9,447	17,471
Net cash used in financing activities	(10,829)	(15,869)
Net (decrease) in cash	$(1,253)	$(1,717)
_______________

(1)	Including changes in operating assets and liabilities.

As a result of operations and the sales of our Properties, we generated enough funds to cover operating expenses, capital expenditures and monthly distributions. Moreover, we generated enough funds to distribute the limited partner's Preferred Return as well as to pay the subordinated investment management fees owed to the General Partner.
As of December 31, 2017, the Partnership no longer owns any Properties and is in the process of liquidating its operations.
We have no mortgage financing outstanding as of December 31, 2017. For more information regarding mortgage financing with respect to each Property, see Note 6 of the notes to our consolidated financial statements.
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
 Redemption of Units
We are permitted, in our General Partner’s sole discretion, to redeem units upon a unitholder’s request.  However, we have no obligation to redeem units at any time, and we can decline to redeem units for any reason.  See Item 1, "Redemption of Units." As of December 31, 2017, we have redeemed 11,602 units at an aggregate redemption price of $88,784. During the years ended December 31, 2017 and 2016, we did not receive any redemption requests.
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
Impairment.  We reviewed the carrying value of each Property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If we determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, we will record an impairment charge to reduce the carrying amount for that asset to its estimated fair value. No impairment charges were recorded in either 2016 or 2017.
Loans Held for Investment. We considered a loan to be impaired when, based on current information and events, management believed it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value. Fair value may be determined based on market price, if available, the fair value of the collateral less estimated disposition costs, or the present value of estimated cash flows.
Revenue Recognition.  We derived our revenue primarily from rental of residential housing units with lease agreement terms of generally one year or less. We recognized income derived from rents and utility reimbursements on a straight-line basis over the term of the related lease. Additionally, any incentives included in the lease were amortized on a straight-line basis over the term of the related lease.
Off-Balance Sheet Arrangements
As of December 31, 2017 and 2016, we do not have any off-balance sheet arrangements or obligations, including contingent obligations, other than guarantees by the General Partner of certain limited standard exceptions to the non-recourse nature of the mortgage notes which are secured by the Properties.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to Regulation S-K, Item 305(e)

(Back to Index)

(Back to Index)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General and Limited Partners of
Resource Real Estate Investors 6, L.P.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Resource Real Estate Investors 6, L.P. (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Partnership’s auditor since 2007.

Philadelphia, Pennsylvania
March 23, 2018

RESOURCE REAL ESTATE INVESTORS 6, L.P.

(Back to Index)

(Back to Index)

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2017	2016

ASSETS
Rental properties, at cost:
Land	$—	$1,685
Buildings and improvements	—	15,061
Personal property	—	779
Total rental properties, at cost	—	17,525
Accumulated depreciation and amortization	—	(5,628)
Total rental properties, net	—	11,897

Cash	263	1,516
Restricted cash	—	564
Tenant receivables	—	10
Accounts receivables - other	—	19
Receivables from related parties	25	119
Prepaid expenses and other assets	30	60
	$318	$14,185
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable, net	$—	$9,782
Accounts payable and accrued expenses	41	303
Real estate taxes payable	—	448
Accrued interest	—	43
Payables to related parties	16	64
Prepaid rent	—	17
Security deposits	—	42
Total liabilities	57	10,699
Partners’ capital	261	3,486
Total liabilities and partners’ capital	$318	$14,185

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the Years Ended December 31,
	2017	2016
Revenues:
Rental income	$1,147	$5,167
Interest income	50	—
Total revenues	1,197	5,167

Expenses:
Rental operating	794	3,108
Management fees – related parties	98	443
General and administrative	306	585
Depreciation and amortization	151	879
Total expenses	1,349	5,015

Income (loss) before other income (expenses)	(152)	152

Other income (expenses):
Interest expense, net	(231)	(1,254)
Gain on sale of rental properties, net	7,405	17,435
Loss on disposal of fixed assets	(2)	(19)
Loss on extinguishment of debt	—	(226)
Gain on recovery of mezzanine note	500	—
Total other income (expense)	7,672	15,936
Net income	$7,520	$16,088

Weighted average number of limited partner units outstanding	3,702	3,702

Net income per weighted average limited partner unit	$2.03	$4.35

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(in thousands, except units)

	General Partner	Limited Partners
		Units	Amount	Total
Balance at January 1, 2016	$1	3,701,890	$3,048	$3,049
Distributions	—	—	(15,651)	(15,651)
Net income	—	—	16,088	16,088
Balance at December 31, 2016	1	3,701,890	3,485	3,486
Distributions	—	—	(10,745)	(10,745)
Net income	—	—	7,520	7,520
Balance at December 31, 2017	$1	3,701,890	$260	$261

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net income	$7,520	$16,088
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of rental properties	(7,405)	(17,435)
Depreciation and amortization	151	879
Amortization of deferred financing costs	67	151
Loss on extinguishment of debt	—	226
Loss on sale or disposal of fixed assets	2	19
Changes in operating assets and liabilities:
Restricted cash	275	224
Tenant receivables, net	(10)	(13)
Accounts receivable other	13	(32)
Receivables from related parties	94	46
Prepaid expense and other assets	(7)	35
Accounts payable and accrued expenses	(275)	168
Real estate tax payable	(210)	(255)
Payables to related parties	(61)	(3,394)
Accrued interest	(14)	(4)
Prepaid rent	(5)	(27)
Security deposits	(6)	5
Net cash provided by (used in) operating activities	129	(3,319)

Cash flows from investing activities:
Proceeds from sale of rental properties, net of closing costs	9,490	17,605
Capital reserve escrow held by lender	(34)	(13)
Capital expenditures	(9)	(121)
Net cash provided by investing activities	9,447	17,471

Cash flows from financing activities:
Principal payments on mortgage notes payable	(84)	(320)
Refund of defeasance costs	—	102
Distributions to limited partners	(10,745)	(15,651)
Net cash used in financing activities	(10,829)	(15,869)
Net (decrease) in cash	(1,253)	(1,717)
Cash at beginning of period	1,516	3,233
Cash at end of period	$263	$1,516

Non-cash Investing and Financing Activities
Settlement of mortgage notes payable with proceeds from sale of rental properties	$(9,765)	$(17,330)
Defeasance costs paid in closing with proceeds from sale of rental properties	$—	$(328)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017
NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Investors 6, L.P. (“R-6” or the “Partnership”) is a Delaware limited partnership which, until June 1, 2017, owned and operated multifamily residential rental properties (the "Properties"). The Partnership also had invested in subordinated notes secured by multifamily residential properties located in California and Nevada.  The Partnership was formed on July 26, 2007 and commenced operations on October 1, 2007.  The Partnership was capitalized by an offering of partnership units which closed on May 19, 2008.  The Partnership's General Partner, Resource Capital Partners, Inc. (“RCP”, the “General Partner” or “GP”), is in the business of sponsoring and managing real estate investment limited partnerships.  RCP contributed $1,000 in cash as its minimum capital contribution to the Partnership.  In addition, RCP held a 5.55% limited partnership interest in the Partnership at both December 31, 2017 and 2016.  RCP is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"). C-III is a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III indirectly controls RCP and all of the partnership units of the Partnership currently owned by RCP.
The General Partner has complete and exclusive discretion in the management of the Partnership's business. As of December 31, 2017, the Partnership has disposed of all real estate assets and is in the process of finalizing its liquidation.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, as follows:

Subsidiaries	Purchase Date	Disposition Date
RRE Memorial Towers Holdings, LLC (“Memorial Towers”) (1)	12/18/2007	5/9/2016
RRE Villas Holdings, LLC (“Villas”) (2)	12/27/2007	9/26/2016
RRE Coach Lantern Holdings, LLC (“Coach Lantern”) (3)	1/29/2008	12/1/2015
RRE Foxcroft Holdings, LLC (“Foxcroft”) (4)	1/29/2008	12/1/2015
RRE Park Hill Holdings, LLC (“Park Hill”) (5)	2/29/2008	6/1/2017

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2017

____________
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
Supplemental Disclosure of Cash Flow Information
The Partnership paid approximately $207,000 and $1.2 million in cash for interest during the years ended December 31, 2017 and 2016, respectively.
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
The Partnership is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in those states in which the Partnership has significant business operations.  The Partnership is not currently undergoing any examinations by taxing authorities.  The Partnership may be subject to U.S. federal income tax and state/local income tax examinations for the years 2014 through 2017.
Revenue Recognition
Revenue was primarily derived from the rental of residential housing units with lease agreement terms of generally one year or less.  The Partnership recognized revenue in the period that rent was earned, which was on a monthly basis.  The Partnership

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2017

recognized rent as income on a straight-line basis over the term of the related lease.  Additionally, any incentives included in the lease, if significant, were amortized on a straight-line basis over the term of the related lease.
Included within rental income are other income amounts such as utility reimbursements, late fees, parking fees, pet fees and lease application fees which are recognized when earned. Total other income was $202,000 and $658,000 for the years ended December 31, 2017 and 2016, respectively.
Loans Held for Investment, Net
The Partnership recognized revenue from the loans it held for investment as interest income using the effective yield method.
The initial investment made in a purchased loan includes the amount paid to the seller plus any fees. The initial investment frequently differs from the related loan’s principal amount at the date of purchase. This difference is recognized as an adjustment of the yield over the life of the loan.
The Partnership initially recorded its loans at their purchase price, and subsequently accounted for them based on their outstanding principal plus or minus any unamortized premiums or discounts.
Long-Lived Assets
The Partnership reviewed long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If there was a triggering event and it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, then an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.   The Partnership did not recognize any impairment losses with respect to its Properties for either the years ended December 31, 2017 or 2016. All Properties were sold as of December 31, 2017.
Rental Properties
Rental properties were carried at cost, net of accumulated depreciation.  Land is not depreciated. Buildings and improvements and personal property were depreciated for financial reporting purposes on the straight-line method over their estimated useful lives.  The value of acquired in-place leases was amortized over twelve months on a straight-line basis.  Useful lives used for calculating depreciation for financial reporting purposes were as follows:

Buildings and improvements	5 - 27.5 years
Personal property	3 - 15 years
Advertising
The Partnership expenses advertising costs as they are incurred.  Advertising costs, which are included in rental operating expenses, totaled $24,000 and $69,000 for the years ended December 31, 2017 and 2016, respectively.
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentration of credit risk, consist of periodic temporary deposits of cash. The Federal Deposit Insurance Corporation provides insurance for all deposit accounts, deposits and accrued interest, in the amount of $250,000 per account held at an insured bank. As of December 31, 2017, the Partnership had approximately $306,000 of deposits at various banks, $56,000 of which were over the insurance limit of the Federal Deposit Insurance Corporation.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Partnership determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Partnership’s previous loss history, the tenants’ current ability to pay their obligations to the Partnership, the general condition of the economy and the industry as a whole.  The Partnership wrote off receivables when they became uncollectible.  At both December 31, 2017 and 2016, there was no allowance for uncollectible receivables.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2017

Redemptions
The LPs may request redemption of their units at any time.  The Partnership had no obligation to redeem any units and will do so only at the GP’s discretion.  If the Partnership redeems units, the redemption price was generally the amount of the initial investment less all distributions from the Partnership to the LP, and less all organization and offering expenses charged to the LP. No units were redeemed in the twelve months ended December 31, 2017.
Recent Accounting Standards

The Partnership does not believe any of the recently issued pronouncements will have an impact on the consolidated financial position, results of operations, and cash flows, as the Partnership expects to terminate in 2018.
NOTE 3 − RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements.  A summary of the components of restricted cash follows (in thousands):

	December 31,
	2017	2016
Real estate taxes	$—	$438
Insurance	—	71
Capital improvements	—	55
Total	$—	$564
NOTE 4 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Partnership has ongoing relationships with several related entities.  Receivables from and payables to related parties are summarized as follows (in thousands):

	December 31,
	2017	2016
Receivables from related parties:
RAI and affiliates	$25	$119

Payables to related parties:
RAI and affiliates	$16	$64
Property loss pool. The Partnership's properties participated in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III to the self insurance pool which, if unused, will be returned to the Partnership. The pool covers losses up to $2.5 million, after a $25,000 deductible per incident. Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers $250 million, after a $25,000 deductible per incident. Therefore, unforeseen or catastrophic losses in excess of the Partnership's insured limits could have a material adverse effect on the Partnership's financial condition and operating results. In the years ended December 31, 2017 and 2016, the Partnership paid approximately $10,000 and $97,000 into the insurance pools.
General liability loss pool. The Partnership's properties participated in a general liability pool with the properties directly or indirectly managed by RAI and C-III until April 22, 2017. The pool covers claims up to $50,000 per incident through April 22, 2017. Effective April 23, 2017, the loss pool was eliminated, and the Partnership now participates (with other properties directly or indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76 million in total claims, after a $25,000 deductible per incident.
RCP was entitled to receive an annual investment management fee, payable monthly, equal to 1% of the gross offering proceeds that have been deployed in real estate investments, net of any amounts otherwise attributable to LP interests owned by RCP.  During the term of the Partnership, RCP subordinated up to 100% of its annual investment management fee to the receipt

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2017

by the LPs of their Preferred Return.  Investment management fees due to RCP at December 31, 2017 and 2016 totaled $0 and $24,000, respectively. In the year ended December 31, 2017 and 2016, the Partnership paid RCP approximately $61,000 and $2.8 million, respectively for investment management fees.
A wholly-owned subsidiary of RCP, Resource Real Estate Management, LLC (“RREML”) was entitled to receive property and debt management fees as set forth in the table below.  RREML engaged Resource Real Estate Management, Inc (“RREMI”), an indirect wholly owned subsidiary of RAI, to manage the Partnership’s Properties.  Management fees due to RCP and affiliates at December 31, 2017 and 2016 totaled $0 and $13,000, respectively. Debt Management fees due to RCP and affiliates at December 31, 2017 and 2016 totaled $0 and $3,000, respectively. The Partnership stopped accruing the Debt Management fee associated with the Acacia note as of July 1, 2016 and the Southern Cove note as of May 15, 2017. The senior note, to which Acacia was subordinated, was partially paid off via refinancing in July 2016. On May 16, 2017, the borrower under Southern Cove paid off the note in the amount of $500,000 plus $50,000 in penalties due to late payment. The Partnership no longer owns the notes and RCP no longer manages the investment.
During the ordinary course of business, RCP and RREMI advance funds for ordinary operating expenses on behalf of the Properties.  Operating expense advances due to RCP and RREMI at December 31, 2017 and 2016 totaled $16,000 and $27,000, respectively. Total reimbursable operating expenses during the years ended December 31, 2017 and 2016 were $276,000 and $972,000, respectively. Reimbursable expenses include miscellaneous operating expenses. Reimbursable operating expenses are included in rental operating expenses in the consolidated statements of operations.

The Partnership is obligated to pay fees to related parties.  These activities are summarized as follows (in thousands):

	Years Ended
	December 31,
	2017	2016
RCP:
Investment management fees (1)	$40	$163

RREML:
Property management fees (2)	54	249
Debt management fees (3)	4	31
	58	280
	$98	$443
_______________

(1)
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

NOTE 5 –FAIR VALUE OF FINANCIAL INSTRUMENTS
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
DECEMBER 31, 2017

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Mortgage notes payable. Rates currently available to the Partnership for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
The carrying amount and estimated fair values of the Partnership’s financial instruments were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Principal Balance	Fair Value	Principal Balance	Fair Value
Mortgage notes payable:
Park Hill	$—	$—	$9,849	$10,016
NOTE 6 – MORTGAGE NOTES PAYABLE
The following is a summary of mortgage notes payable (in thousands, except percentages):

	December 31, 2017			December 31, 2016
Collateral	Outstanding Borrowings	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Deferred finance costs, net (1)	Carrying Value
Park Hill	$—	$—	$—	$9,849	$(67)	$9,782
(1) Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.

Park Hill was sold on June 1, 2017. Proceeds from the sale were used to repay the outstanding borrowings.
Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of December 31, 2017 and 2016 was $0 and $497,000, respectively.
NOTE 7 – DISPOSITION OF PROPERTIES
The following table presents details of our disposition activity during the years ended December 31, 2017 and 2016 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale
2017 Dispositions
Park Hill	San Antonio, Texas	6/1/2017	$19,500	$7,405
			$19,500	$7,405

2016 Dispositions
Memorial Towers	Houston, Texas	5/9/2016	$18,000	$9,739
Villas	San Antonio, Texas	9/26/2016	18,000	7,684
Coach Lantern - additional gain recognized	Scarborough, Maine	12/1/2015	—	12
Foxcroft - additional gain recognized	Scarborough, Maine	12/1/2015	—	1
			$36,000	$17,435

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INVESTORS 6, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2017

The table below presents the revenues and net income attributable to properties sold for the years ended December 31, 2017 and 2016 (in thousands):

	Revenues Attributable to Properties Sold	Net Income Attributable to Properties Sold
Multifamily Community	For the year ended December 31, 2017	For the year ended December 31, 2017
2017 Dispositions
Park Hill	1,132	7,186
	$1,132	$7,186

	For the year ended December 31, 2016	For the year ended December 31, 2016
2016 Dispositions
Memorial Towers	788	9,503
Villas	1,708	7,396
	$2,496	$16,899
NOTE 8 – SUBSEQUENT EVENTS
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

Our General Partner assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, the General Partner used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our General Partner concluded that, as of December 31, 2017, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Directors and Executive Officers of Our General Partner
The following table sets forth information with respect to the executive officers, directors and key personnel of our General Partner:

NAME	AGE	POSITION OR OFFICE
Jeffrey P. Cohen	49	Director and Chief Executive Officer
Alan F. Feldman	54	Director and President
David E. Bloom	53	Director and Vice President
Steven R. Saltzman	54	Vice President of Finance and Chief Financial and Accounting Officer
Darshan V. Patel	47	Chief Legal Officer and Assistant Secretary
Shelle Weisbaum	56	Vice President and Secretary
Lawrence S. Block	51	Vice President and Assistant Secretary
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
Alan F. Feldman has served as a Director and President of the General Partner since 2004.  Mr. Feldman also has served as Chief Executive Officer of Resource Real Estate, a subsidiary of Resource America, since 2004, President and a Director of Resource Real Estate Management since 2005 and a Senior Vice President of Resource America since 2002.  Mr. Feldman was President of Resource Properties, a subsidiary of Resource America, from 2002 to 2005.  From 1998 to 2002, Mr. Feldman was a Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate mergers and acquisitions, asset and portfolio sales and recapitalization.  From 1992 through 1998, Mr. Feldman was an Executive Vice President of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization, where he was responsible for the firm’s 20 million square feet of managed retail properties.  From 1990 to 1992, Mr. Feldman was a Director at Strouse, Greenberg & Co., a regional full service real estate company.  From 1986 through 1988, Mr. Feldman was an engineer at Squibb Corporation.  Mr. Feldman’s extensive experience and knowledge in the real estate business is an asset to our General Partner’s board.
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

(Back to Index)

(Back to Index)

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partner, and holders of greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2017.
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

(Back to Index)

(Back to Index)

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the number and percentage of our limited partnership interests owned by beneficial owners of 5% or more of our limited partnership interests as well as the beneficial ownership of our General Partner, and its officers and directors, as of March 23, 2018. Under the terms of the Partnership Agreement, our affairs are managed by our General Partner. We do not have any officers or directors. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership (2)	Percent of Class
Units of limited partnership interest	Resource Capital Partners, Inc.	205,578	5.55%

Units of limited partnership interest	Jeffrey P. Cohen, Chief Executive Officer and Director	−	−
	Alan F. Feldman, President and Director	967	Less than 1%
	David E. Bloom, Vice President and Director	−	−
	Steven R. Saltzman, Vice President of Finance and Chief Financial and Accounting Officer	−	−
	Darshan V. Patel, Chief Legal Officer and Assistant Secretary	−	−
	Lawrence S. Block, Vice President & Assistant Secretary	−	−
	Shelle Weisbaum, Vice President & Secretary	−	−
	All directors and executive officers as a group	967	Less than 1%

(1)	The address for each beneficial owner is One Crescent Drive, Suite 203, Philadelphia, Pennsylvania 19112.

(2)	Beneficial ownership of directors and officers excludes amounts that may be attributable to them as a result of the units beneficially owned by Resource Capital Partners.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
We pay our General Partner and its affiliates the following fees for their services:
Property Management Fees
We pay Resource Real Estate Management, an affiliate of our General Partner, a monthly property management fee in an amount equal to 5% of our gross cash receipts from the operation of our Properties. This fee is for Resource Real Estate Management’s services in managing the Properties or obtaining and supervising subcontractor Property managers, which may be affiliates of Resource Real Estate Management or independent third-parties. Resource Real Estate Management is permitted to manage the Properties through a property management affiliate or subcontract the management of the Properties to unaffiliated third-party subcontractors. If Resource Real Estate Management subcontracts the management of the Properties, then it will pay all management fees payable to the subcontractor managers of our Properties. For the years ended December 31, 2017 and 2016, Resource Real Estate Management earned $54,000 and $249,000 respectively, in real estate property management fees.
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

(Back to Index)

(Back to Index)

•	determining whether or when to sell a Real Estate Debt Investment.
Resource Real Estate Management earned $4,000 and $31,000 in real estate debt management fees during each of the years ended December 31, 2017 and 2016, respectively.
Deferral of Property and Real Estate Debt Management Fees
We pay Resource Real Estate Management or its affiliates the real estate management fees for our Real Estate Investments from our operating revenues and our General Partner may, in its discretion, from time to time defer payment of all or any portion of such fees related to our Real Estate Investments, and accrue the same, if it deems our operating revenues are insufficient to pay such fees and still satisfy our investment objectives. We will pay any deferred fees to Resource Real Estate Management when our General Partner deems our operating revenues are sufficient to make such payment. As of December 31, 2017 and 2016, no fees had been deferred.
Investment Management Fees
We pay our General Partner or its affiliates an annual investment management fee payable from our revenues in an amount equal to 1% of the gross offering proceeds that have been deployed in real estate investments from the offering that have been, and continue to be, deployed in Real Estate Investments. The investment management fee is for our General Partner’s professional services rendered in our administration, including, but not limited to, the preparation and distribution of our required quarterly and annual reports to our limited partners. Since the annual investment management fee is for our General Partner’s professional services, it is in addition to the reimbursements we pay our General Partner for certain administrative expenses that it and its affiliates incur on our behalf as described below in “Reimbursement of Administrative Expenses and Direct Costs.” Up to 100% of our General Partner’s annual investment management fee is subordinated to our limited partners’ receipt of their Preferred Return. Our General Partner is entitled at any time to an additional share of our cash distributions to recoup any investment management fees or distributions that were previously subordinated to the extent that our cash distributions to our limited partners exceeded their Preferred Return. Our General Partner earned $40,000 and $163,000 in investment management fees during the years ended December 31, 2017 and 2016, respectively.
Property Financing Fee for Refinancing a Property
We pay our General Partner or its affiliates a property financing fee equal to 0.5% of the face amount of any refinancing we obtain for our interest in the Properties. This fee is for our General Partner’s or its affiliates’ services in obtaining the financing and negotiating its terms. The property financing fee for refinancing will not be paid for Real Estate Debt Investments. There were no refinancings of the Properties during the years ended December 31, 2017 and 2016, and, accordingly, no fees were paid.
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
See Item 1, “Business - General"
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP for the period ended December 31, 2017 and 2016 for professional services rendered was $127,735 and $159,870, respectively.
Audit-Related Fees. We did not incur any audit-related fees from Grant Thornton LLP during 2017 and 2016.
Tax Fees. We did not incur any fees for tax services from Grant Thornton LLP during 2017 and 2016.
All Other Fees. We did not incur any other fees from Grant Thornton LLP during 2017 and 2016.
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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2017 and 2016
Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016
Consolidated Statement of Changes in Partners’ Capital for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements - December 31, 2017

2.	Financial Statement Schedules

i.	Schedule III Investments in Real Estate

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership. (1)
3.2	Certificate of Limited Partnership. (1)
4.1	Forms of letters sent to limited partners confirming their investment. (1)
10.1	Agreement of Purchase and Sale - Casco Bay Portfolio (2)
10.2	Agreement of Purchase and Sale - Memorial Towers (2)
10.3	Agreement of Purchase and Sale - Villas of Henderson (3)
10.4	Agreement of Purchase and Sale - Park Hill (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files
_______________

(1)	Filed previously as an exhibit to the Partnership’s registration statement on Form 10 for the year ended December 31, 2008 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 filed March 29, 2016 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 filed March 28, 2017 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to the Partnership's Annual Report on Form 10-Q for the quarter ended March 31, 2017 filed May 15, 2017 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE REAL ESTATE INVESTORS 6, L.P.
By: Resource Capital Partners, Inc., its general partner

March 23, 2018	By: /s/ Alan F. Feldman
Alan F. Feldman
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey P. Cohen	Director and Chief Executive Officer	March 23, 2018
JEFFREY P. COHEN

/s/ Alan F. Feldman	Director and President	March 23, 2018
ALAN F. FELDMAN

/s/ David E. Bloom	Director and Vice President	March 23, 2018
DAVID E. BLOOM

/s/ Steven R. Saltzman	Vice President of Finance and Chief Financial and Accounting Officer	March 23, 2018
STEVEN R. SALTZMAN	(Principal Financial and Accounting Officer)

(Back to Index)

(Back to Index)

Resource Real Estate Investors 6, L.P.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2017
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income is computed
		Buildings and land improvements	Improvements carrying costs	Buildings and land improvements total
Real estate owned:
Residential	—	—	—	—	—
San Antonio, TX

	$—	$—	$—	$—	$—

	Years Ended
	December 31,
	2017	2016
Balance at the beginning of the period	$17,525	$43,708
Additions during period:
Improvements, etc.	9	121
Deductions during period:
Disposals	(17,534)	(26,304)
Balance at close of period	$—	$17,525

(Back to Index)